Form 10-Q
period 2006-03-31
Embarq CORP
filed 2006-06-09
CIK 1350031

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-32732

Embarq Corporation

(Exact name of registrant as specified in its charter)

Delaware	20-2923630
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5454 W. 110th Street Overland Park, Kansas	66211
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (913) 323-4637

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file these reports), and (2) has been subject to these filing requirements for the past 90 days.

Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐                         Accelerated filer ☐                         Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

COMMON SHARES OUTSTANDING AT MAY 17, 2006:

COMMON STOCK: 149,073,897

i

Part I.

Item 1.

EMBARQ CORPORATION

COMBINED STATEMENTS OF OPERATIONS (Unaudited)

(millions, except per share data)

	Quarters ended March 31,
	2006	2005
Net Operating Revenues	$1,561	$1,527

Operating Expenses
Costs of services and products	538	469
Selling, general and administrative	419	414
Depreciation and amortization	238	245

Total operating expenses	1,195	1,128

Operating Income	366	399
Interest expense	(19)	(22)
Other income (expense), net	5	2

Income before income taxes	352	379
Income tax expense	(138)	(147)

Net Income	$214	$232

Pro forma earnings per common share (Note 1)
Basic	$1.44

Diluted	$1.42

See accompanying Condensed Notes to Combined Financial Statements (Unaudited).

EMBARQ CORPORATION

COMBINED BALANCE SHEETS

(millions)

	March 31, 2006 (Unaudited)	December 31, 2005
Assets
Current assets
Cash and equivalents	$352	$103
Accounts receivable, net of allowance for doubtful accounts of $53 and $57, respectively	594	660
Inventories	162	174
Deferred income taxes	—	22
Other deferred charges	53	55
Other assets	40	58

Total current assets	1,201	1,072
Gross property, plant and equipment	19,789	19,784
Accumulated depreciation	(12,050)	(11,980)

Net property, plant and equipment	7,739	7,804
Goodwill	27	27
Prepaid pension asset	212	219
Other assets	104	99

Total	$9,283	$9,221

Liabilities and Business Equity
Current liabilities
Current maturities of long-term debt	$122	$2
Accounts payable	344	528
Accrued taxes	238	104
Advance billings	160	160
Payroll and employee benefits	175	118
Deferred revenue	53	55
Accrued interest	26	35
Other	126	82

Total current liabilities	1,244	1,084
Noncurrent liabilities
Long-term debt	1,003	1,123
Deferred income taxes	1,266	1,290
Net postretirement and other benefit obligations	790	793
Other	87	79

Total noncurrent liabilities	3,146	3,285

Total business equity	4,893	4,852

Total	$9,283	$9,221

See accompanying Condensed Notes to Combined Financial Statements (Unaudited).

EMBARQ CORPORATION

COMBINED STATEMENTS OF CASH FLOWS (Unaudited)

(millions)

	Quarters ended March 31,
	2006	2005
Operating Activities
Net income	$214	$232
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	238	245
Provision for losses on accounts receivable	12	15
Deferred income taxes	(9)	29
Gain on sale of assets, net	(7)	(3)
Changes in assets and liabilities:
Accounts receivable	54	16
Inventories and other current assets	52	31
Accounts payable and other current liabilities	48	51
Noncurrent assets and liabilities, net	7	(74)
Other, net	(4)	(5)

Net cash provided by operating activities	605	537

Investing Activities
Capital expenditures	(184)	(148)
Proceeds from sales of assets and other	22	13

Net cash used by investing activities	(162)	(135)

Financing Activities
Dividends paid to Sprint Nextel	(194)	(245)

Net cash used by financing activities	(194)	(245)

Increase in Cash and Equivalents	249	157
Cash and Equivalents at Beginning of Period	103	113

Cash and Equivalents at End of Period	$352	$270

Supplemental Cash Flow Information
Cash paid for interest, net of amounts capitalized	$28	$31
Cash received from Sprint Nextel for income taxes	$24	$22

See accompanying Condensed Notes to Combined Financial Statements (Unaudited).

EMBARQ CORPORATION

COMBINED STATEMENTS OF BUSINESS EQUITY (Unaudited)

(millions)

	Business Equity	Accumulated Other Comprehensive Income (Loss)		Total Business Equity
		Unrealized Gain (Loss) on Investments, Net of Tax	Additional Minimum Pension Liability, Net of Tax
December 31, 2005 balance	$5,377	$(9)	$(516)	$4,852
Net income	214	—	—	214
Cash flow hedging derivatives, net of tax	—	21	—	21
Dividends paid to Sprint Nextel	(194)	—	—	(194)

March 31, 2006 balance	$5,397	$12	$(516)	$4,893

See accompanying Condensed Notes to Combined Financial Statements (Unaudited).

Part I.

Item 1.

EMBARQ CORPORATION

CONDENSED NOTES TO COMBINED FINANCIAL STATEMENTS

(Unaudited)

The information in this Form 10-Q has been prepared according to Securities and Exchange Commission (SEC) rules and regulations. The combined interim financial statements reflect all adjustments, consisting only of normal recurring accruals, needed to fairly present Embarq Corporation’s combined financial position, results of operations, cash flows and comprehensive income.

Certain information and footnote disclosures normally included in combined financial statements prepared according to accounting principles generally accepted in the United States were condensed or omitted. As a result, these combined financial statements should be read along with Embarq Corporation’s Form 10, as amended, filed with the SEC on May 2, 2006 (Form 10). Operating results for the 2006 year-to-date period do not necessarily represent the results that may be expected for the year ending December 31, 2006.

1. Basis of Combination and Presentation

Formation of the Entity and Nature of Operations

In December 2004, Sprint Nextel Corporation, or Sprint Nextel, announced its intention to spin-off its local communications business, including consumer, business and wholesale operations from its other businesses in a tax free transaction. On February 1, 2006, the local communications business, including wholesale product distribution, formerly LTD Holding Company, announced its new name, Embarq Corporation (Embarq). The spin-off was completed on May 17, 2006. See Note 12, Subsequent Event, for additional information.

Embarq consists mainly of regulated local phone companies operating in 18 states. Embarq provides local voice and data services, including high-speed Internet, for customers within its local service territories. Additionally, Embarq provides access to its local network and other wholesale communications services for other carriers, sales of communications equipment and other services to residential and business customers. Embarq also provides wireless, video and nationwide long distance services to customers within its local service territories through sales agency relationships.

As of March 31, 2006, Embarq had approximately 19,250 active employees. Approximately 36% of these employees were represented by unions which were subject to collective bargaining agreements. There have been no material changes to these collective bargaining agreements.

Basis of Presentation

Embarq’s combined financial statements were prepared using the specific financial accounting records of the entities which comprised the local communications business, including wholesale product distribution, of Sprint Nextel. As these combined financial statements are as of and for the quarter ended March 31, 2006, all entities included in Embarq were under Sprint Nextel’s common control until the spin-off on May 17, 2006. There were no significant minority interests. These combined financial statements are presented using the historical results of operations and historical basis of assets and liabilities of these businesses. All intercompany transactions between these combined entities were eliminated.

The combined financial statements were prepared using accounting principles generally accepted in the United States. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Actual results could differ from those estimates. Additionally, the assets and liabilities included in Embarq’s combined financial statements herein may differ from the separated company upon completion of the spin-off as a result of normal recurring business activity and the execution of specific definitive agreements signed between Sprint Nextel and Embarq. Embarq management believes that all historical costs of operations were reflected in the combined financial statements.

Certain prior year amounts were reclassified to conform to the current year presentation and are consistent with the way Embarq’s management views these activities. These reclassifications had no effect on results of operations or total business equity as previously reported.

Pro Forma Earnings per Common Share

Pro forma earnings per common share was calculated assuming the spin-off occurred on January 1, 2006 and assuming a distribution ratio as determined by the Sprint Nextel board of directors of one share of Embarq common stock for every 20 shares of Sprint Nextel common stock outstanding at March 31, 2006, or 149 million common shares.

The number of shares used to compute pro forma diluted earnings per common share was the number of shares of common stock outstanding at the spin-off adjusted for potentially dilutive common shares. For purposes of this calculation, it was assumed that options to purchase 15.2 million common shares of Sprint Nextel common stock held by Embarq employees would be converted in connection with the spin-off and result in assumed diluted common shares outstanding of 151 million. The actual number of dilutive options outstanding at the spin-off, as well as their related intrinsic value and current market price of the common shares, was considered in determining diluted common shares.

This information is provided for illustrative purposes only.

Centralized Management Systems and Allocations

In the period covered by this report, Sprint Nextel used a centralized cash management program, where Sprint Nextel advanced funds to and from its subsidiaries, including Embarq. These advances were accounted for as short-term deposits or borrowings and bore interest at a market rate that was substantially equal to the rate the subsidiary would have been able to obtain from third parties on a short-term basis. Embarq’s advance receivables with Sprint Nextel for purposes of these historical combined financial statements were presented as “Cash and equivalents.”

In the period covered by this report, Sprint Nextel provided facilities, information services, marketing and certain corporate and administrative services to its subsidiaries, including Embarq. Sprint Nextel directly assigned, where possible, related costs based on subsidiaries use of these services. Where direct assignment was not possible, or practical, Sprint Nextel used other indirect methods, including time studies and headcounts, to estimate the allocation of shared service costs to its subsidiaries. The services provided by Sprint Nextel to its subsidiaries were generally accounted for based on fully distributed costs, which Embarq believed approximated fair value. Related party payables to Sprint Nextel resulting from the allocation of shared service costs were settled approximately one month after their initial recognition. Embarq’s related party payables for purposes of historical combined financial statements have been presented as “Accounts payable.”

See Note 9, Related Party Transactions, for further information regarding allocations.

2. Financial Instruments

In anticipation of issuing $4.485 billion of senior notes to Sprint Nextel at the spin-off and given the historical low interest rate environment and volatility in interest rates, Embarq took steps to limit its interest rate risk by entering into hedge transactions with external counterparties.

In 2005, Embarq executed swaption derivative contracts for a cumulative notional amount of $600 million. These swaption contracts were designed to mitigate the interest rate variability of the first ten years’ semi-annual interest payments on the first $600 million of Embarq’s anticipated debt issuance. In the 2005 fourth quarter, the swaption derivative contracts did not meet the criteria for hedge accounting. These derivatives were re-designated in the 2006 first quarter as effective hedging instruments. A $3 million pre-tax benefit to other income (expense), net was recognized associated with this re-designation. As of March 31, 2006, the changes in fair value of the swaption contracts resulted in a $3 million gain, net of tax, in accumulated other comprehensive income (loss) and a current asset of $5 million in the Combined Balance Sheets.

Additionally, in the 2005 fourth quarter Embarq entered into Treasury collars for a cumulative notional amount of $2.4 billion. These interest rate collars were designed to mitigate the interest rate variability of the first ten years’ semi-annual interest payments on the next $2.4 billion of Embarq’s anticipated debt issuance. The Treasury collars were accounted for as cash flow hedges. As of March 31, 2006, changes in fair value of these hedges resulted in a $9 million gain, net of tax, in accumulated other comprehensive income (loss) and a current asset of $15 million in the Combined Balance Sheets. This compared to a $9 million loss, net of tax, in accumulated other comprehensive income (loss) and a current liability of $15 million at December 31, 2005.

As of March 31, 2006, approximately $1 million of deferred gains on derivative instruments accumulated in comprehensive income were expected to be reflected as a reduction of interest expense during the next 12 months.

See Note 12, Subsequent Event, for additional information.

3. Comprehensive Income

Comprehensive income consisted of net income and other gains and losses affecting business equity that, under generally accepted accounting principles, were excluded from net income.

	Quarters ended March 31,
	2006	2005
	(millions)
Net income	$214	$232
Cash flow hedging derivatives, net of taxes	21	—

Comprehensive income	$235	$232

4. Restructuring Activity

In the 2006 first quarter, Embarq completed a restructuring program with the goal of improving cost structures. The restructuring resulted in a $30 million charge, mainly due to severance costs associated with the termination of approximately 420 employees. Of this $30 million, $20 million is reflected as costs of services and products and $10 million as selling, general and administrative expense in the accompanying combined statements of operations. Approximately $26 million was attributed to the Local segment, with the remainder attributed to the Product Distribution segment. Approximately $7 million of severance payments were made in the quarter ended March 31, 2006.

5. Employee Benefit Plans

Embarq’s direct and allocated pension and postretirement expenses for the quarters ended March 31, 2006 and 2005 were as follows:

	Quarters ended March 31,
	2006	2005
	(millions)
Pension expense	$13	$21

Postretirement expense	$1	$15

6. Stock-Based Compensation

Adoption of Statement of Financial Accounting Standards No. 123R

Effective January 1, 2006, Sprint Nextel adopted Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment, which is a revision to SFAS No. 123, Accounting for Stock-Based Compensation. This statement requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and to recognize that cost over the period which an employee is required to provide service in exchange for the award. Awards of liability instruments to employees, if any, are initially measured at fair value and subsequently remeasured at each reporting date through settlement.

Sprint Nextel adopted SFAS No. 123R using the modified prospective transition method. This transition method required that the provisions of the standard were generally applied only to share-based awards granted, modified, repurchased, or cancelled on January 1, 2006 and thereafter. As Sprint Nextel voluntarily adopted fair value accounting for share-based payments effective January 1, 2003 (under SFAS No. 123 as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of SFAS No. 123), using the modified prospective method, awards granted or modified between January 1, 2003 and December 31, 2005 continued to be accounted for following the provisions of SFAS No. 123. For those grants before January 1, 2003 which were unvested and outstanding as of January 1, 2006, Sprint Nextel recognized compensation cost over the remaining service period as required by the new standard.

Embarq received an allocated portion of Sprint Nextel’s share-based compensation expense. Allocations were based on Embarq headcount as a percentage of Sprint Nextel’s total employees. The allocated impact to Embarq related to the adoption of this standard was not material.

The following table illustrates the effect on net income of allocated stock-based compensation included in net income and the effect on net income for grants issued before January 1, 2003, had Embarq been allocated expense from Sprint Nextel under the fair value recognition provisions of SFAS No. 123 related to those grants in the 2005 first quarter.

Quarter ended March 31, 2005
(millions)
Net income, as reported	$232
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	8
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(9)

Pro forma net income	$231

As an independent company, Embarq will issue various forms of equity instruments to employees as share-based compensation and will account for them in accordance with SFAS 123R. At this time, Embarq cannot estimate the incremental impact issuing equity instruments will have on the results of operations. See Note 12, Subsequent Event, for additional information.

7. Income Taxes

For the period covered by this report, Embarq’s operations were included in the consolidated federal income tax return and certain unitary or combined state income tax returns of Sprint Nextel. However, income taxes were calculated and provided for by Embarq on a separate tax return basis. During the period covered by this report, income taxes were paid to/received from Sprint Nextel.

Embarq recorded deferred income taxes based on temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their tax basis.

The differences that caused Embarq’s effective income tax rates to vary from the 35% federal statutory rate were as follows:

	Quarters ended March 31,
	2006	2005
	(millions)
Income tax expense at the federal statutory rate	$123	$133
Effect of:
State income taxes, net of federal income tax effect	13	15
Other, net	2	(1)

Income tax expense	$138	$147

Effective income tax rate	39.2%	38.8%

8. Litigation, Claims and Assessments

Various lawsuits, including putative class actions, regulatory proceedings and other claims typical for a business enterprise are pending against the entities comprising Embarq. While it was not possible to determine the ultimate disposition of each of these proceedings and whether they will be resolved consistent with Embarq’s expectations, Embarq expected that the outcome of such proceedings, individually or in the aggregate, would not have a material adverse effect on its financial condition or results of operations.

9. Related Party Transactions

For the periods covered by this report, Sprint Nextel provided a variety of services to Embarq. These services were allocated to Embarq as either direct or indirect costs. Direct costs included telephony services such as voice, access, data and Internet. These costs totaled $23 million and $22 million for the quarters ended March 31, 2006 and 2005, respectively. Additionally, Sprint Nextel directly assigned, where possible, certain general and administrative costs to Embarq based on actual use of those services (i.e., printing and mailing, conferencing services and facilities). These costs totaled $17 million and $85 million for the quarters ended March 31, 2006 and 2005, respectively.

Where direct assignment of costs was not possible, or practical, Sprint Nextel used other indirect methods, including time studies, to estimate the allocation of costs to each group. Cost allocation methods other than time studies included factors (e.g., marketing, headcount, claims experience or operating expenses) derived from the operating unit’s relative share of the predefined category referenced (e.g., headcount). Allocated costs included general support services such as information technology, legal services, human resource services, general accounting and finance, and executive support. Other allocations included costs for stock options, health care, pensions, post-employment benefits and other post-retirement benefits. Allocated costs totaled $282 million and $205 million for the quarters ended March 31, 2006 and 2005, respectively. Of the $282 million of allocated costs in 2006, $22 million related to operating costs incurred by Sprint Nextel associated with completing the spin-off of Embarq. Additionally, Sprint Nextel incurred $18 million of capital expenditures associated with the spin-off. As part of the spin-off, Sprint Nextel will contribute these capital assets to Embarq.

All related party expenses were recorded as “Cost of services and products” or “Selling, general and administrative,” as appropriate for the nature of the transaction.

For the periods covered by this report, Embarq sold products and services to Sprint Nextel. Services included, but were not limited to, voice, access and data, as well as billing and collection, and lease of network facilities. Revenues for these services were $90 million and $94 million for the quarters ended March 31, 2006 and 2005, respectively. Equipment sales totaled $8 million and $10 million for the quarters ended March 31, 2006 and 2005, respectively. Related party sales were recorded in Net operating revenues in the Combined Statements of Operations.

Embarq utilized Sprint Nextel’s controlled disbursement banking arrangements as part of its cash management program. Sprint Nextel borrowed funds from Embarq on a short-term basis. These related party receivables bore market-rate interest and were presented as “Cash and equivalents.” Outstanding checks in excess of cash balances were included in “Accounts payable.” Embarq had sufficient funds available to fund the outstanding checks when they were presented for payment.

Related party transactions were settled through a combination of direct payments and net settlement through the advance receivable and payable accounts. Cash and equivalents included related party net receivables of $351 million and $103 million and Accounts payable included related party payables of $101 million and $263 million as of March 31, 2006 and December 31, 2005, respectively.

Long-term debt included $460 million of related party notes payable to Sprint Nextel at March 31, 2006.

Embarq’s related party transactions reflected in the Combined Statements of Operations were as follows:

Transaction Description	Quarters ended March 31,
	2006	2005
	(Millions)
Related party expenses	$322	$312
Related party revenues	$98	$104

10. Segment Information

Embarq has two segments, Local and Product Distribution. The chief operating decision maker determines resource allocation and assessed financial performance based on these two segments. The Local segment included providing local exchange voice services, access by other carriers to Embarq’s local network, high-speed Internet services and other data transport and special access services. The Product Distribution segment engages in wholesale distribution of communications products and related services.

Summarized financial information, by business segment for the quarters ended March 31, 2006, and 2005, was as follows:

	Local	Product Distribution	Eliminations (1)	Combined
	(Millions)
Quarter ended March 31, 2006
Net operating revenues
Voice	$1,038	$—	$—	$1,038
Data	267	—	—	267
Other	104	243	(91)	256

Total net operating revenues	$1,409	$243	$(91)	$1,561

Related party revenues (included in net operating revenues)	$90	$8	$—	$98
Operating income (loss)	$375	$(15)	$6	$366

Quarter ended March 31, 2005
Net operating revenues
Voice	$1,081	$—	$—	$1,081
Data	234	—	—	234
Other	113	173	(74)	212

Total net operating revenues	$1,428	$173	$(74)	$1,527

Related party revenues (included in net operating revenues)	$94	$10	$—	$104

Operating income (loss)	$413	$(20)	$6	$399

(1)	Revenues eliminated in consolidation consist primarily of the sale of products and related services from the Product Distribution segment to the Local segment.

11. Sale of Exchanges

In the 2006 first quarter, Embarq finalized the sale of 13 exchanges including approximately 5,200 access lines in north central Kansas for approximately $18 million in cash. This sale resulted in a gain of approximately $7 million and is reflected as a reduction of selling, general and administrative expense in the attached Combined Statements of Operations.

12. Subsequent Event

On May 17, 2006, Sprint Nextel completed the spin-off of Embarq. On the date of the spin-off, Embarq transferred to Sprint Nextel $6.585 billion in the form of $2.1 billion in cash borrowed under a credit facility and $4.485 billion in senior notes in partial consideration for, and as a condition to, Sprint Nextel’s contribution of its local communications business and wholesale product distribution operations and the consumer and certain business long distance customers located in Embarq’s local service territories. Following this transfer, one share of Embarq common stock was distributed to each stockholder for every 20 shares of Sprint Nextel voting and non-voting common shares held by the stockholder as of the close of business on the record date.

Upon issuance of the senior notes on May 17, 2006, the hedge instruments entered into in 2005 were terminated. The accumulated other comprehensive income associated with these hedges, $51 million, $31 million net of tax, will be amortized using the effective interest method, as a reduction of interest expense over the life of the debt.

Immediately following the spin off, Embarq had cash and equivalents of approximately $250 million, total indebtedness of approximately $7.25 billion and a deficit in stockholders equity of approximately $1 billion. Embarq’s eventual cash and equivalents and stockholders equity will be dependent upon the completion of the spin-date review of assets to be transferred, liabilities to assumed and contracts to be assigned to Embarq by Sprint Nextel as provided for by the separation and distribution agreement.

Sprint Nextel will continue to provide Embarq with many of the services discussed in Notes 1 and 9 pursuant to a transition services agreement for a period of up to two years following the spin-off. Embarq will also arrange to procure these services pursuant to arrangements with third parties or through its own employees. In addition to the transition services agreement, Embarq entered into other agreements with Sprint Nextel covering such matters as commercial services, employee matters and tax sharing arrangements.

Embarq will incur significant non-recurring costs to establish its new brand and develop stand-alone corporate functions including an information technology infrastructure. For the quarter ended March 31, 2006, Sprint Nextel allocated $22 million of operating costs and incurred $18 million in capital expenditures associated with completing Embarq’s spin-off. In connection with the spin-off, these capital assets will be contributed to Embarq by Sprint Nextel.

Pursuant to agreements covering employee matters, options to purchase 15.2 million shares of Sprint Nextel common stock that were held by Embarq employees were converted into options to purchase 8.2 million shares of Embarq common stock. On May 21, 2006, the Embarq Board of Directors approved a grant of restricted stock units to certain of these same employees. Additionally, consistent with the distribution ratio approved by the Sprint Nextel board of directors, holders of Sprint Nextel restricted stock units received one Embarq restricted stock unit for every 20 Sprint Nextel restricted stock units held.

Part I.

Item 2.

EMBARQ CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

We make forward-looking statements in this document. These forward-looking statements relate to our outlook or expectations for earnings, revenues, expenses, asset quality or other future financial or business performance, strategies or expectations, or the impact of legal, regulatory or supervisory matters on our business, results of operations or financial condition. Specifically, forward-looking statements may include:

•	statements relating to our plans, intentions, expectations, objectives or goals, including those relating to the establishment of our new brand and the anticipated benefits of the spin-off;

•	statements relating to our future economic performance, business prospects, revenue, income and financial condition, and any underlying assumptions relating to those statements; and

•	statements preceded by, followed by or that include the words “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “target” or similar expressions.

These statements reflect our management’s judgment based on currently available information and involve a number of risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. With respect to these forward-looking statements, our management has made assumptions regarding, among other things, customer and network usage, customer growth and retention, pricing, operating costs, technology and the economic and regulatory environment.

Future performance cannot be ensured. Actual results may differ materially from those in the forward-looking statements. Some factors that could cause our actual results to differ include:

•	expected benefits from the spin-off may not be fully realized;

•	our revenues and operating costs may be different than expected following the spin-off;

•	our ability to establish our new brand;

•	a determination by the Internal Revenue Service, or IRS, that the spin-off should be treated as a taxable transaction;

•	our different capital structure as an independent company, including our access to capital, credit ratings, indebtedness and ability to raise additional financing;

•	volatility in the equity market;

•	the effects of vigorous competition in the markets in which we operate;

•	the effects of other mergers and consolidations in the industries relevant to our operations and unexpected announcements or developments from others in those industries;

•	the costs and business risks associated with providing new services and entering new markets;

•	the impact of new, emerging or competing technologies on our business;

•	the impact of any adverse change in the ratings assigned to our debt by ratings agencies on the cost of our financing and our ability to raise additional financing if needed;

•	the uncertainties related to our investments in networks, systems and other businesses;

•	the uncertainties related to the implementation of our business strategies;

•	unexpected results of litigation filed against our company;

•	the impact of equipment failure, hurricanes and other natural disasters, terrorist acts or other breaches of network or information technology security;

•	the inability of third parties to perform to our requirements under agreements related to our business operations;

•	our ownership of or ability to license technology that may be necessary to expand our product offerings;

•	restrictions in our patent agreement with Sprint Nextel;

•	the costs of compliance with regulatory mandates;

•	the possibility of one or more of the markets in which we compete being impacted by regulatory and legal changes, changes in political or other factors, such as monetary policy, or other external factors over which we have no control; and

•	other risks referenced from time to time in our future filings with the SEC and those factors listed under “Risk Factors” in the Form 10, which section is incorporated by reference herein.

You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this document. Except as required by law, we undertake no obligation to publicly update or release any revisions to these forward-looking statements to reflect any events or circumstances after the date of this document or to reflect the occurrence of unanticipated events.

OVERVIEW

During the period presented in this report, we were a subsidiary of Sprint Nextel. On May 17, 2006, Sprint Nextel spun-off our company by distributing all of our common stock to its stockholders. We are now an independent and publicly-traded company. Our assets and liabilities consist largely of those that Sprint Nextel historically attributed to its incumbent local communications operations and product distribution business.

In exchange for, and as a condition to, Sprint Nextel’s transfer to us of the assets and our assumption of certain liabilities, we issued to Sprint Nextel our senior notes and transferred to Sprint Nextel the cash proceeds of new borrowings under our credit facility, in an aggregate amount of $6.585 billion. We do not expect the change in our capital structure resulting from the spin-off to adversely affect our ability to generate sufficient cash flow to re-invest in our business, meet our debt service requirements and pay dividends in accordance with our stated dividend policy.

Immediately following the spin off, we had cash and equivalents of approximately $250 million total indebtedness of approximately $7.25 billion and a deficit in stockholders equity of approximately $1 billion. Our eventual cash and equivalents and stockholders equity will be dependent upon the completion of the spin-date review of assets to be transferred, liabilities to assumed and contracts to be assigned to us by Sprint Nextel as provided for by the separation and distribution agreement.

Operations

Our operations consist mainly of regulated local phone companies operating in 18 states. We provide local voice and data services, including high-speed Internet services, to customers within our local service territories. We also provide access to our local network and other wholesale communications services for other carriers, sales of communications equipment and other services to residential and business customers.

For several years, we have experienced declines in the number of access lines served in our local service territories due to:

•	increasing competition from wireless telephone service providers;

•	increasing competition from cable operators providing high-speed Internet services, which can be used as a platform to support voice services utilizing Voice over Internet Protocol, or VoIP, technology; and,

•	intensifying competition as a result of the entrance of new competitors in our markets and the rapid development of new technologies, products and services.

We expect to experience increased levels of access line losses in 2006.

The local communications business experiences a degree of seasonality in access line losses with declines typically lower in the first quarter of each year and higher during the second quarter. These trends are largely attributable to customer movement to and from our Florida territories.

Our strategy to overcome these challenges is to maximize profitable communications services revenue per customer by providing bundled and integrated products and services that meet the needs of our consumers and business and wholesale customers within our local territories. We believe that our strengths, which included our customer relationships, our reliable network, our product and service expertise and our ability to offer customers a wide array of bundled products and services, will enable us to achieve our goals.

Our strategy also includes the launch in June 2006 of our company branded wireless service as a mobile virtual network operator (MVNO), via our relationship with Sprint Nextel. We intend to integrate our wireline voice and data services with the new wireless service, in order to complement and enhance the value of our core offerings.

The launch of wireless service is expected to be initially dilutive to our results of operations due to up-front customer acquisition costs as well as the absence of a substantial customer base that would provide economies of scale.

New Financing Arrangements

In connection with the spin-off, we entered into a $3.1 billion credit facility with certain financial institutions and borrowed $2.1 billion under the facility that was, in turn, paid to Sprint Nextel in partial consideration for, and as a condition to, Sprint Nextel’s contribution to us of our business. In addition, we issued to Sprint Nextel $4.485 billion of our senior notes. Immediately following the spin-off, we had total indebtedness of approximately $7.25 billion comprised of the debt under the credit facility, the senior notes issued to Sprint Nextel, and mortgage bonds and debentures issued in the past by our subsidiaries. Based on the interest rates on our initial borrowings under the credit facility, the interest rates on the senior notes and reduced interest resulting from the elimination of related party notes, we expect that our annual interest costs will increase by approximately $425 million.

Our credit facility provides a revolving credit arrangement, including letters of credit, to help satisfy other financing needs. The terms of the facility include customary covenants that, among other things, require us to maintain certain financial ratios, and restrict our ability to incur additional indebtedness.

Centralized Management and Allocations

During the period covered by this report, Sprint Nextel used a centralized cash management program, whereby Sprint Nextel advanced funds to and from its subsidiaries, including our company. These advances are accounted for as short-term borrowings and bear interest at a market rate that is substantially equal to the rate the subsidiary would have been able to obtain from third parties on a short-term basis. Following the spin-off, we are responsible for our own cash management functions. Advance receivables with Sprint Nextel have been presented as “Cash and equivalents” for purposes of these historical combined financial statements.

During the period covered by this report, Sprint Nextel provided facilities, information services, marketing and certain corporate and administrative services to its subsidiaries, including our company. Sprint Nextel directly assigned, where possible, related costs based on actual use of these services. Where direct assignment was not possible or practical, Sprint Nextel used other indirect methods, including time studies and headcounts, to estimate the allocation of shared service costs to its subsidiaries. The services provided by Sprint Nextel to its subsidiaries are generally accounted for based on fully distributed costs, which we believe approximates fair value. The costs allocated are not necessarily indicative of costs that will be charged or incurred in the future. Related party payables to Sprint Nextel resulting from the allocation of shared service costs were settled approximately one month after their initial recognition. Related party payables for purposes of historical combined financial statements have been presented as “Accounts payable.”

Sprint Nextel will continue to provide us with many of these services pursuant to a transition services agreement for a period of up to two years following the spin-off. We will also arrange to procure these services pursuant to arrangements with third parties or through our own employees. We currently expect that the aggregate annual costs we will pay to Sprint Nextel under the transition services agreement for services that have historically been provided by Sprint Nextel will not differ significantly from the amounts reflected in our historical combined financial statements, which include charges for those services. We also expect that by 2008 our annual incremental costs resulting from the operation of corporate support services will be approximately $100 million. Subsequent to March 31, 2006, we expect to incur in excess of $200 million of non-recurring costs to establish our brand and to develop stand-alone corporate functions, including the creation of the underlying information technology infrastructure to support our business functions.

See Note 9 of the Condensed Notes to Combined Financial Statements (Unaudited) for additional related party transaction information.

Business Environment

We operate in an industry that has been and continues to be subject to consolidation and dynamic change. In light of these changes in the communications industry, as well as intense competition, we routinely assess the implications of these industry factors on our operations. These assessments may impact the future valuation of our long-lived assets and could have a material effect on our business, results of operations, financial condition and liquidity.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reflected in the combined financial statements and accompanying notes. We base our estimates on historical experience, where applicable, and other assumptions that we believe are reasonable under the circumstances. Actual results may differ from those estimates. There have not been any material changes in Critical Accounting Policies and Estimates from those reported in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in the Form 10.

Significant New Accounting Pronouncement

Effective January 1, 2006, Sprint Nextel adopted SFAS No. 123R, Share-Based Payment, utilizing the modified prospective method. The revised standard requires the recognition of compensation cost of unvested common stock options granted to employees before January 1, 2003 which were outstanding as of January 1, 2006. The allocated impact of the adoption of this standard is immaterial to us because Sprint Nextel had previously accounted for stock option grants in accordance with SFAS No. 123, Accounting for Stock Compensation, as amended by SFAS No. 148, Accounting for Stock Compensation – Transition and Disclosure, as of January 1, 2003 using the prospective method. As an independent company, we will issue various forms of equity instruments to our employees as share-based compensation and will account for them in accordance with SFAS 123R. At this time, we cannot estimate the incremental impact of issuing our own equity instruments will have on our results of operations.

RESULTS OF OPERATIONS

Combined

	Quarters ended March 31,
	2006	2005
	(millions)
Net operating revenues	$1,561	$1,527

Operating income	$366	$399

Net income	$214	$232

Net operating revenues increased 2% in the 2006 first quarter from the same 2005 period mainly due to increased third party wholesale revenues from our Product Distribution segment. This increase was primarily due to a large customer contract entered into in the 2005 second quarter. In our Local segment, record growth in high-speed Internet subscriber lines was more than offset by a decrease in access lines and lower access minutes of use.

Restructuring

In the 2006 first quarter, Embarq completed a restructuring program with the goal of improving cost structures. The restructuring resulted in a $30 million charge, mainly due to severance costs associated with the termination of approximately 420 employees. Of this $30 million, $20 million is reflected as costs of services and products and $10 million as selling, general and administrative expense in the accompanying combined statements of operations. Approximately $26 million was attributed to the local segment, with the remainder attributed to the product distribution segment. Approximately $7 million of severance payments were made in the quarter ended March 31, 2006.

Segmental Results of Operations - Local

Local consists mainly of regulated local phone companies serving approximately 7.26 million access lines in 18 states as of March 31, 2006. Local provides local voice and data services, including high-speed Internet, access by other carriers to the local network, sales of telecommunications equipment and other telecommunications-related services. Local also sells long-distance, wireless and video services through sales agency relationships.

	Selected Operating Results
	Quarters ended March 31,		Variance
(millions)	2006	2005	$	%
Net operating revenues
Voice	$1,038	$1,081	$(43)	(4)%
Data	267	234	33	14%
Other	104	113	(9)	(8)%

Total net operating revenues	1,409	1,428	(19)	(1)%

Operating expenses
Costs of services and products	402	378	24	6%
Selling, general and administrative	393	391	2	1%
Depreciation and amortization	239	246	(7)	(3)%

Total operating expenses	1,034	1,015	19	2%

Operating income	$375	$413	$(38)	(9)%

Operating margin	26.6%	28.9%

Capital expenditures	$183	$147	$36	24%

Net Operating Revenues

Net operating revenues decreased slightly in the 2006 first quarter from the same 2005 period. The decline was driven by lower voice revenue of $43 million, which was offset in part by $33 million of growth in data revenue. Local ended the 2006 first quarter with approximately 7.26 million switched access lines, a 5% decrease during the past 12 months (4.9% excluding the sale of 5,200 access lines.) The reduction in access lines was driven principally by wireless and broadband substitution and losses to cable competition. Access line losses are expected to continue as competition from cable providers increases and wireless substitution continues.

Voice Revenues

Voice revenues, consisting of revenue from local exchange services and switched access revenue, decreased 4% in the 2006 first quarter from the same 2005 period due to access line losses and lower access minutes of use.

Data Revenues

Data revenues are mainly derived from high-speed Internet, local data transport services and special access. Data revenues increased 14% in the 2006 first quarter compared to the same 2005 period driven by strong growth in high-speed Internet. Local ended the 2006 first quarter with 777,000 high-speed Internet lines in service, an increase of 41% compared to the year ago period.

Other Revenues

Other revenues decreased 8% in the 2006 first quarter from the same 2005 period principally driven by lower equipment sales.

Costs of Services and Products

Costs of services and products include costs to operate and maintain the local network, including employee-related costs directly supporting the network, costs of equipment sales, reciprocal compensation, universal service fund requirements and other taxes. These costs increased 6% in the 2006 first quarter compared to the same 2005 period. The increase was mainly driven by the restructuring charge mentioned above and higher network related costs. The increase in network costs was primarily attributable to higher labor costs and technology expenditures aimed at enhancing technician productivity. Declines in costs of equipment sales and a reciprocal compensation settlement partially offset these increases. Costs of services and products were 29% of net operating revenues in the 2006 first quarter and 26% in the same period a year ago.

Selling, General and Administrative (SG&A)

SG&A includes costs associated with selling and marketing, customer service, information technology, bad debt expense, general corporate costs, and all other employee-related costs. SG&A in the 2006 first quarter was comparable to the same 2005 period. Reductions in information technology costs, sales and service cost, bad debt expense, and a gain on the sale of local exchanges in Kansas, which approximated 5,200 access lines, were offset by $22 million of costs incurred in the 2006 first quarter to prepare for the spin-off from Sprint Nextel. SG&A expense was 28% of net operating revenues in the 2006 first quarter and 27% for the same period a year ago.

SG&A includes charges for estimated bad debt expense. The reserve for bad debt requires management’s judgment and is based on historical trending, industry norms and recognition of current market indications about general economic conditions. Bad debt expense as a percentage of net revenues was 1% in both the 2006 and 2005 first quarters. Reserve for bad debt as a percentage of outstanding accounts receivable was 8% at both the end of the 2006 first quarter and at year-end 2005.

Depreciation and Amortization

Estimates and assumptions are used both in setting depreciable lives and testing for recoverability. Assumptions are based on internal studies of use, industry data, technological advancements and our business strategy. Depreciation and amortization expense decreased 3% in the 2006 first quarter compared to the same 2005 period, mainly due to reductions in depreciation rates and plant becoming fully depreciated partially offset by current year capital expenditures. Depreciation and amortization expense was 17% of net operating revenues in both the 2006 and 2005 periods.

Segmental Results of Operations – Product Distribution

Through our Product Distribution segment, we procure, configure and distribute equipment, materials and supplies to the communications and cable industries, including Sprint Nextel and our own company. The products that we offer include outside plant, business communication systems, telephones and accessories and network access equipment from leading manufacturers across multiple markets. Product Distribution’s net operating revenues are comprised of sales to third parties, related parties and cost-based intercompany sales that consist of sales to our Local segment. Product Distribution provides the supply chain management function within our company, which helps to create scale that benefits our company’s overall cost structure.

	Selected Operating Results
	Quarters ended March 31,		Variance
(millions)	2006	2005	$	%
Net operating revenues
Third party	$144	$89	$55	62%
Related party	8	10	(2)	(20)%
Intercompany	91	74	17	23%

Total net operating revenues	243	173	70	40%

Operating expenses
Cost of products	227	165	62	38%
Selling, general and administrative	26	23	3	13%
Depreciation and amortization	5	5	—	—

Total operating expense	258	193	65	34%

Operating loss	$(15)	$(20)	$5	25%

Operating margin	(6.2)%	(11.6)%

Capital expenditures	$1	$1	$—	—

Net Operating Revenues

Product Distribution revenues increased $70 million, or 40%, in the first quarter of 2006 compared to the first quarter of 2005, driven mainly by higher sales to third parties. The majority of this increase is attributable to a significant new contract with a large communications company, entered into in the 2005 second quarter.

Costs of Services and Products

Costs of products include costs of equipment sold. These costs increased $62 million, or 38%, during the first quarter of 2006 compared to the first quarter of 2005. The increase was driven by the increase in sales to third parties. Costs of products were 93% of net operating revenues for the first quarter of 2006 compared to 95% for the first quarter of 2005.

Selling, General and Administrative

SG&A expense increased $3 million, or 13%, for the first quarter of 2006 compared to 2005. The increase was due to $4 million of restructuring charges mentioned above partially offset by reduced costs of providing the supply chain function. SG&A expense was 11% of net operating revenues for the first quarter of 2006 compared to 13% for the first quarter of 2005.

Nonoperating Items

Interest Expense

Interest expense decreased $3 million in the 2006 first quarter compared to the same period a year ago. This decrease is primarily due to a reduction in Embarq’s outstanding debt.

Our effective interest rate on long-term debt was 7.8% in the 2006 first quarter compared to 7.7% in the 2005 first quarter. The higher effective interest rate is primarily due to the maturity and early retirement of debt with lower effective interest rates. Interest costs on short-term borrowings and interest costs on deferred compensation plans have been excluded so as not to distort the effective interest rate on long-term debt. See “Liquidity and Capital Resources” below for more information on our financing activities.

On May 17, 2006, in conjunction with our spin-off from Sprint Nextel, we incurred $6.585 billion of new debt in the form of senior notes and borrowings under our credit facility. See “Overview—New Financing Arrangements” above for additional detail on these borrowings. As of the issuance date, the weighted average interest rate on this long-term debt was approximately 6.8%, which will result in approximately $425 million in incremental interest expense on an annual basis, after elimination of interest expense on related party notes.

Income Taxes

See Note 7 of the Condensed Notes to Combined Financial Statements for information about the differences that caused the effective income tax rates to vary from the federal statutory rate for income taxes.

Financial Condition

Embarq’s combined assets of $9.3 billion reflect an increase of $62 million in the 2006 first quarter from the year ended December 31, 2005. Cash and equivalents increased $249 million due to cash from operations exceeding the combination of capital expenditures and dividend payments. Net property, plant, and equipment decreased $65 million as depreciation expense exceeded new investments.

LIQUIDITY AND CAPITAL RESOURCES

We manage our liquidity and capital resource needs primarily through prioritizing the use of capital and timing and amount of capital expenditures.

Operating Activities

Net cash provided by operating activities of $605 million increased $68 million for the quarter ended March 31, 2006 compared to the same quarter in 2005. This was mainly due to a contribution of $79 million to the pension trust in the 2005 first quarter with no corresponding contribution in 2006.

Investing Activities

Net cash used by investing activities totaled $162 million and $135 million for the first quarter of 2006 and 2005, respectively. Capital expenditures account for the majority of our investing activities. Our investing activities are targeted primarily towards increased network capacity and include investments for growth in demand for high-speed Internet services and regulatory mandates.

Financing Activities

Our cash flows used by financing activities totaled $194 million and $245 million for the first quarter of 2006 and 2005, respectively. Dividend payments to Sprint Nextel decreased by $51 million for the first quarter of 2006 compared to the first quarter of 2005.

Capital Requirements

Our anticipated 2006 capital expenditures will be approximately $960 million. This includes approximately $80 million of capital expenditures to transition our company into an independent public company. We continue to review capital expenditure requirements and will adjust spending and capital investment in response to customer demand.

Liquidity

Prior to the spin-off, we participated in Sprint Nextel’s cash management program, whereby Sprint Nextel advanced funds to and withdrew cash from its subsidiaries. Sprint Nextel used the proceeds from operations and the long-term bond market, as well as other financial markets to fund capital needs. Additionally, we had our own long-term debt totaling $1.125 billion as of March 31, 2006 and December 31, 2005, made up of first mortgage bonds, debentures and related party notes.

Current debt maturities as of March 31, 2006 and December 31, 2005 were $122 million and $2 million, respectively. Current debt maturities at March 31, 2006, included related party current maturities of $120 million which were contributed by Sprint Nextel as part of the spin-off on May 17, 2006. Our cash flow from operations for the quarter ended March 31, 2006 and the year ended December 31, 2005 were adequate to fund these requirements.

Prior to the spin-off, we also had a letter of credit that was guaranteed by Sprint Nextel for up to $11 million. As of March 31, 2006, approximately $1.1 million was outstanding under the facility .

In connection with the spin-off, we entered into a five-year credit facility with a syndicate of banks. The credit facility expires in May 2011 and consists of a $1.5 billion revolver and a $1.6 billion term loan. Up to $200 million of the revolver can be used for letters of credit, which reduces the amount available for other extensions of credit. As of May 17, 2006, the date of the spin-off, we had $2.1 billion of borrowings against the credit facility. Periodically, available cash balances are used to reduce the revolver borrowings under the credit facility.

The credit facility provides for interest rates equal to LIBOR or Prime Rate plus an applicable margin. The applicable margin is based on our long-term senior unsecured non-credit enhancing debt rating.

In connection with the spin-off, on May 17, 2006, we issued to Sprint Nextel senior notes in an aggregate principal amount of $4.485 billion. The senior notes were issued in three tranches as follows:

•	$1 billion, 6.738% Notes due 2013;

•	$2 billion 7.082% Notes due 2016; and

•	$1.485 billion 7.995% Notes due 2036.

The terms of the facility include customary covenants that, among other things, require us to maintain certain financial ratios, and restrict our ability to incur additional indebtedness.

As of March 31, 2006, we were in compliance with all debt covenants associated with our borrowings.

Including these borrowings and existing borrowings of our subsidiaries, we had approximately $7.25 billion of indebtedness upon completion of the spin-off, along with combined cash and equivalents of approximately $250 million and available liquidity under the credit facility of $1 billion.

Combined cash and cash equivalents as of the spin-off are subject to a true-up calculation to account for agreed upon matters including net working capital, capital expenditures, transition costs, and other relevant amounts. The calculation of the potential true-up payment or receipt will be determined by us in accordance with the separation and distribution agreement.

We may also incur additional indebtedness from time to time for general corporate purposes, including working capital requirements, capital expenditures and acquisitions. Regulatory restrictions and the terms of our indebtedness, however limit our ability to raise capital through our subsidiaries, pledge the stock of our subsidiaries, encumber our assets or the assets of our subsidiaries or cause our subsidiaries to guarantee our indebtedness.

We expect to pay a regular quarterly dividend beginning in the third quarter 2006. We currently expect the dividend to be in the aggregate amount of approximately $75 million in each full quarter. Our ability to fund a regular quarterly dividend will be impacted by our ongoing ability to generate cash from operations. The declaration and payment of future dividends, including our initial dividend, to holders of our common stock will be at the discretion of our board of directors, and will depend upon many factors, including our financial condition, results of operations, growth prospects, funding requirements, applicable law and other factors our board of directors deems relevant.

Off-Balance Sheet Arrangements

We do not participate in, secure or finance any unconsolidated, special purpose entities.

Financial Strategies

Derivatives

We selectively enter into interest rate swap agreements to manage exposure to interest rate changes on our debt. We also control exposure to market risk by regularly monitoring interest rate positions under normal and stress conditions to ensure they do not exceed established limits.

During the fourth quarter 2005, we executed swaption derivative contracts for a cumulative notional amount of $600 million. These swaption contracts mitigated the interest rate variability of the first ten years’ semi-annual interest payments on the first $600 million of our anticipated debt issuance.

Also during the fourth quarter 2005, we entered into Treasury collars for a cumulative notional amount of $2.4 billion. These interest rate collars mitigated the interest rate variability of the first ten years’ semi-annual interest payments on the next $2.4 billion of our anticipated debt issuance.

Both the swaption derivative contracts and the Treasury collars were cash flow hedges at March 31, 2006.

On May 17, 2006, we issued $4.485 billion of senior notes to Sprint Nextel and concurrently terminated the hedge instruments. The accumulated other comprehensive income associated with these hedges, $51 million, $31 million net of tax, will be amortized using the effective interest method, as a reduction of interest expense over the life of the debt. See Note 2 of the Condensed Notes to Combined Financial Statements (Unaudited) for additional information regarding derivative investment activity.

Part I.

Item 3

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The risk inherent in our market risk sensitive instruments and positions is the potential loss arising from adverse changes in those factors. We are susceptible to market risks related to changes in interest rates and do not purchase or hold any derivative financial instruments for trading purposes.

We are subject to interest rate risk primarily associated with our borrowings. We selectively enter into swap and other agreements to manage our exposure to interest rate changes on our debt.

All our outstanding debt at March 31, 2006 was fixed-rate debt. While changes in interest rates impact the fair value of this debt, there is no impact on earnings and cash flows because we intend to hold these obligations to maturity unless market conditions are favorable.

Because we carried no variable rate debt at March 31, 2006, an interest rate sensitivity analysis is not necessary. Accordingly, a 1% change in interest rates would not impact the Combined Statements of Operations and Combined Statements of Cash Flows at March 31, 2006.

We also perform a sensitivity analysis on the fair market value of our outstanding debt. A 10% decrease in market interest rates would cause a $34.2 million increase in fair market value of our outstanding debt to $1.2 billion as of March 31, 2006.

Part I

Item 4

Item 4. Controls and Procedures

In December 2004, Sprint Nextel announced its intention to spin-off its local communications business, including consumer, business and wholesale operations from its other businesses. As these combined financial statements are as of and for the quarter ended March 31,2006 all entities included remained under the control of Sprint Nextel and therefore the disclosure controls and procedures adhered to during these periods were primarily those used by Sprint Nextel.

However, in the 2006 first quarter, in anticipation of and in preparation for our spin-off from Sprint Nextel, we began to transition the direct responsibility for accounting and financial reporting to our employees. We believe these changes have not negatively affected our internal control over financial reporting.

As required by Rule 13a-15(d) under the Securities Exchange Act of 1934 (Exchange Act), and in connection with the preparation of this Form 10-Q, our management, including the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer each concluded that the design and operation of the disclosure controls and procedures were effective as of March 31, 2006 in providing reasonable assurance that information required to be disclosed in reports Embarq files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and in providing reasonable assurance that the information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Part II.

Other Information

Part II. – Other Information

Item 1. Legal Proceedings

Various lawsuits, proceedings and claims, including purported class actions, typical for a business enterprise, are pending against our company.

While it is not possible to determine the ultimate disposition of each of these proceedings and whether they will be resolved consistent with our beliefs, we expect that the outcome of these proceedings, individually or in the aggregate, will not have a material adverse effect on our combined financial condition or results of operations.

Item 1A.  Risk Factors

There have been no material changes to the risk factors, described in our registration statement on Form 10 as amended, filed with the Securities and Exchange Commission on May 2, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no reportable events during the quarter ended March 31, 2006.

Item 3. Defaults Upon Senior Securities

There were no reportable events during the quarter ended March 31, 2006.

Item 4. Submission of Matters to a Vote of Security Holders

Effective January 9, 2006, Sprint Nextel, as our sole stockholder, took action by written consent to accept the resignation of Richard B. Green and Claudia S. Toussaint as directors of our company, and appoint Gene M. Betts as a director of our company.

Effective January 31, 2006, Sprint Nextel as our sole stockholder took action by written consent to approve an amendment to our Certificate of Incorporation whereby our name was changed from LTD Holding Company to Embarq Corporation.

Item 5. Other Information

There were no reportable events during the quarter ended March 31, 2006.

Item 6. Exhibits

2.1 *	Separation and Distribution Agreement (Incorporated by reference to Exhibit 2.1 to Amendment No. 4 to the Registration Statement on Form 10 (File No. 001-32732), filed with the Securities and Exchange Commission on May 2, 2006).

2.2 *	Transition Services Agreement between Embarq Corporation (receiver) and Sprint Nextel Corporation (provider) dated as of January 20, 2006 (Incorporated by reference to Exhibit 2.2 to Amendment No. 3 to the Registration Statement on Form 10 (File No. 001-32732), filed with the Securities and Exchange Commission on April 28, 2006).

2.3 *	Transition Services Agreement between Embarq Corporation (provider) and Sprint Nextel Corporation (receiver) dated as of January 20, 2006 (Incorporated by reference to

Exhibit 2.3 to Amendment No. 3 to the Registration Statement on Form 10 (File No. 001-32732), filed with the Securities and Exchange Commission on April 28, 2006).

2.4 *	Tax Sharing Agreement dated as of May 17, 2006 by and among Sprint Nextel Corporation, Embarq Corporation and certain Embarq subsidiaries (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on May 18, 2006).

2.5 *	Employee Matters Agreement dated as of May 17, 2006 between Sprint Nextel Corporation and Embarq Corporation (Incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on May 18, 2006).

2.6 *	Patent Agreement dated as of May 17, 2006 by and between Sprint Nextel Corporation and Embarq Corporation (Incorporated by reference to Exhibit 2.5 to the Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on May 18, 2006).

2.7 *	Trademark Assignment and License Agreement dated as of May 17, 2006, by and among Sprint Nextel Corporation, Embarq Corporation and certain Embarq subsidiaries (Incorporated by reference to Exhibit 2.3 to the Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on May 18, 2006).

2.8 *	Software and Proprietary Information Agreement dated as of May 17, 2006 by and between Embarq Corporation and Sprint Nextel Corporation (Incorporated by reference to Exhibit 2.4 to the Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on May 18, 2006).

3.1	Amended and Restated Certificate of Incorporation of the registrant (Incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Registration Statement on Form 10 (File No. 001-32732), filed with the Securities and Exchange Commission on May 2, 2006).

3.2	Amended and Restated Bylaws of the registrant (Incorporated by reference to Exhibit 3.2 to Amendment No. 4 to the Registration Statement on Form 10 (File No. 001-32732), filed with the Securities and Exchange Commission on May 2, 2006).

4.1	Indenture, dated as of May 17, 2006, by and between Embarq Corporation and J.P. Morgan Trust Company, National Association, a national banking association, as trustee (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on May 18, 2006).

4.2	Form of Note (Incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Registration Statement on Form S-1/A (Registration No. 333-131747), filed with the Securities and Exchange Commission on April 14, 2006).

4.3	Credit Agreement, dated May 10, 2006, by and among Embarq Corporation (borrower), the banks, financial institutions and other institutional lenders (initial lenders) and issuers of letters of credit (initial issuing banks) and Citibank, N.A., as administrative agent (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on May 11, 2006).

(31) (a)	Certification of Chief Executive Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a).

(b)	Certification of Chief Financial Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a).

(32) (a)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Our company will furnish to the Securities and Exchange Commission, upon request, a copy of the instruments defining the rights of holders of long-term debt that does not exceed 10% of the total assets of our company.

*	Schedules and/or exhibits not filed will be furnished supplementally to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMBARQ CORPORATION
(Registrant)

By	/s/ Gene M. Betts
Gene M. Betts
Chief Financial Officer
(Principal Financial Officer)

By	/s/ Melanie K. Coleman
Melanie K. Coleman
Vice-President and Controller
(Chief Accounting Officer)

Dated: June 9, 2006

EXHIBIT INDEX

Exhibit Number	Description

2.1 *	Separation and Distribution Agreement (Incorporated by reference to Exhibit 2.1 to Amendment No. 4 to the Registration Statement on Form 10 (File No. 001-32732), filed with the Securities and Exchange Commission on May 2, 2006).

2.2 *	Transition Services Agreement between Embarq Corporation (receiver) and Sprint Nextel Corporation (provider) dated as of January 20, 2006 (Incorporated by reference to Exhibit 2.2 to Amendment No. 3 to the Registration Statement on Form 10 (File No. 001-32732), filed with the Securities and Exchange Commission on April 28, 2006).

2.3 *	Transition Services Agreement between Embarq Corporation (provider) and Sprint Nextel Corporation (receiver) dated as of January 20, 2006 (Incorporated by reference to Exhibit 2.3 to Amendment No. 3 to the Registration Statement on Form 10 (File No. 001-32732), filed with the Securities and Exchange Commission on April 28, 2006).

2.4 *	Tax Sharing Agreement dated as of May 17, 2006 by and among Sprint Nextel Corporation, Embarq Corporation and certain Embarq subsidiaries (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on May 18, 2006).

2.5 *	Employee Matters Agreement dated as of May 17, 2006 between Sprint Nextel Corporation and Embarq Corporation (Incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on May 18, 2006).

2.6 *	Patent Agreement dated as of May 17, 2006 by and between Sprint Nextel Corporation and Embarq Corporation (Incorporated by reference to Exhibit 2.5 to the Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on May 18, 2006).

2.7 *	Trademark Assignment and License Agreement dated as of May 17, 2006, by and among Sprint Nextel Corporation, Embarq Corporation and certain Embarq subsidiaries (Incorporated by reference to Exhibit 2.3 to the Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on May 18, 2006).

2.8 *	Software and Proprietary Information Agreement dated as of May 17, 2006 by and between Embarq Corporation and Sprint Nextel Corporation (Incorporated by reference to Exhibit 2.4 to the Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on May 18, 2006).

3.1	Amended and Restated Certificate of Incorporation of the registrant (Incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Registration Statement on Form 10 (File No. 001-32732), filed with the Securities and Exchange Commission on May 2, 2006).

3.2	Amended and Restated Bylaws of the registrant (Incorporated by reference to Exhibit 3.2 to Amendment No. 4 to the Registration Statement on Form 10 (File No. 001-32732), filed with the Securities and Exchange Commission on May 2, 2006).

Exhibit Number		Description

4.1		Indenture, dated as of May 17, 2006, by and between Embarq Corporation and J.P. Morgan Trust Company, National Association, a national banking association, as trustee (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on May 18, 2006).

4.2		Form of Note (Incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Registration Statement on Form S-1/A (Registration No. 333-131747), filed with the Securities and Exchange Commission on April 14, 2006).

4.3		Credit Agreement, dated May 10, 2006, by and among Embarq Corporation (borrower), the banks, financial institutions and other institutional lenders (initial lenders) and issuers of letters of credit (initial issuing banks) and Citibank, N.A., as administrative agent (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on May 11, 2006).

(31)	(a)	Certification of Chief Executive Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a).

	(b)	Certification of Chief Financial Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a).

(32)	(a)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	(b)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Our company will furnish to the Securities and Exchange Commission, upon request, a copy of the instruments defining the rights of holders of long-term debt that does not exceed 10% of the total assets of our company.

*	Schedules and/or exhibits not filed will be furnished supplementally to the Securities and Exchange Commission upon request.