Form 10-Q
period 2006-06-30
Embarq CORP
filed 2006-08-14
CIK 1350031

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file these reports), and (2) has been subject to these filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

COMMON SHARES OUTSTANDING AT JULY 28, 2006:

COMMON STOCK: 149,117,941

Part I.

Item 1.

EMBARQ CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(millions, except per share data)

	Quarters Ended June 30,		Year to Date June 30,
	2006	2005	2006	2005
Net Operating Revenues
Service revenue	$1,410	$1,384	$2,796	$2,783
Product revenue	169	137	344	265

Total net operating revenue	1,579	1,521	3,140	3,048

Operating Expenses
Cost of services	367	349	745	700
Cost of products	149	120	309	237
Selling, general and administrative	403	379	822	794
Depreciation and amortization	254	246	492	491

Total operating expenses	1,173	1,094	2,368	2,222

Operating Income	406	427	772	826
Interest expense	(68)	(22)	(87)	(44)
Other income (expense), net	3	2	8	4

Income before income taxes	341	407	693	786
Income tax expense	(125)	(158)	(263)	(305)

Net Income	$216	$249	$430	$481

Pro forma earnings per common share
Basic	$1.45		$2.88

Diluted	$1.44		$2.87

Pro forma weighted average common shares outstanding
Basic	149.1		149.1

Diluted	150.0		149.9

See accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

EMBARQ CORPORATION

CONSOLIDATED BALANCE SHEETS

(millions)

	June 30, 2006	December 31, 2005
	(Unaudited)
Assets
Current assets
Cash and equivalents	$50	$103
Accounts receivable, net of allowance for doubtful accounts of $55 and $57, respectively	674	660
Inventories	176	174
Other deferred charges	51	55
Other assets	35	80

Total current assets	986	1,072
Gross property, plant and equipment	20,608	19,784
Accumulated depreciation	(12,561)	(11,980)

Net property, plant and equipment	8,047	7,804
Goodwill	27	27
Prepaid pension asset	—	219
Other assets	119	99

Total	$9,179	$9,221

Liabilities and Stockholders’ Equity
Current liabilities
Current maturities of long-term debt	$2	$2
Accounts payable	437	528
Accrued taxes	193	104
Payroll and employee benefits	153	118
Deferred revenue	213	215
Accrued interest	71	35
Other	102	82

Total current liabilities	1,171	1,084
Noncurrent liabilities
Long-term debt	6,746	1,123
Deferred income taxes	1,008	1,290
Net postretirement and other benefit obligations	894	793
Other	143	79

Total noncurrent liabilities	8,791	3,285
Stockholders’ equity
Business Equity	—	5,377
Preferred Stock, $.01 par value; 200 shares authorized; no shares issued and outstanding	—	—
Common Stock, $.01 par value; 1,250 shares authorized; 149.1 shares issued and outstanding	1	—
Paid-in capital	(465)	—
Retained earnings	104	—
Accumulated other comprehensive income (loss)	(423)	(525)

Total stockholders’ equity	(783)	4,852

Total	$9,179	$9,221

See accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

EMBARQ CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(millions)

	Year to Date June 30,
	2006	2005
Operating Activities
Net income	$430	$481
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	492	491
Provision for losses on accounts receivable	24	24
Deferred income taxes	(38)	9
Gain on sale of assets, net	(7)	(3)
Changes in assets and liabilities:
Accounts receivable	(18)	12
Inventories and other current assets	92	32
Accounts payable and other current liabilities	198	33
Noncurrent assets and liabilities, net	(1)	(75)
Other, net	9	3

Net cash provided by operating activities	1,181	1,007

Investing Activities
Capital expenditures	(449)	(342)
Proceeds from sales of assets	25	10

Net cash used by investing activities	(424)	(332)

Financing Activities
Borrowings under credit facility, net of repayments	1,600	—
Payments on long-term debt	(2)	(37)
Net cash paid to Sprint Nextel associated with the spin-off	(2,208)	—
Dividends paid to Sprint Nextel	(194)	(543)
Other, net	(6)	—

Net cash used by financing activities	(810)	(580)

Increase (Decrease) in Cash and Equivalents	(53)	95
Cash and Equivalents at Beginning of Period	103	113

Cash and Equivalents at End of Period	$50	$208

Supplemental Cash Flow Information
Cash paid for interest, net of amounts capitalized	$38	$44
Cash paid for income taxes	$192	$209
Non-cash transactions with Sprint Nextel:
Distribution of senior notes	$(4,485)	$—
Transfer of notes receivable	460	—
Transfer of property, plant and equipment, net	310	—
Transfer of post-retirement and other benefit obligations	(314)	—
Transfer of other assets & liabilities, net	71	—
Deferred taxes related to assets and liabilities transferred	254	—

Total non-cash activities associated with the spin-off	$(3,704)	$—
Net cash paid to Sprint Nextel associated with the spin-off	(2,208)	—

Combined cash and non-cash activities associated with the spin-off	$(5,912)	$—

See accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

EMBARQ CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(millions)

						Accumulated Other Comprehensive Income (Loss)
	Business Equity	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Additional Minimum Pension Liability, Net of Tax	Unrealized Gain (Loss) on Investments, Net of Tax	Total Stockholders’ Equity
December 31, 2005 balance	$5,377	$—	$—	$—	$—	$(516)	$(9)	$4,852
Net income	326	—	—	—	—	—	—	326
Dividends paid to Sprint Nextel	(194)	—	—	—	—	—	—	(194)
Cash flow derivatives, net of tax	—	—	—	—	—	—	39	39
Net transfer to Sprint Nextel	(5,509)	—	1	(467)	—	63	—	(5,912)

May 17, 2006 balance	—	—	1	(467)	—	(453)	30	(889)

Net income	—	—	—	—	104	—	—	104
Stock-based compensation expense	—	—	—	2	—	—	—	2

June 30, 2006 balance	$—	$—	$1	$(465)	$104	$(453)	$30	$(783)

See accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

Part I.

Item 1.

EMBARQ CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The information in this Form 10-Q has been prepared according to Securities and Exchange Commission (SEC) rules and regulations. The consolidated interim financial statements reflect all adjustments, consisting only of normal recurring accruals needed to fairly present Embarq Corporation’s consolidated financial position, results of operations and cash flows.

Certain information and footnote disclosures normally included in consolidated financial statements prepared according to accounting principles generally accepted in the United States were condensed or omitted. As a result, these consolidated financial statements should be read along with Embarq Corporation’s registration statement on Form 10, as amended, filed with the SEC on May 2, 2006 (Form 10). Operating results for the 2006 year to date period do not necessarily represent the results that may be expected for the year ending December 31, 2006.

1. Background and Basis of Presentation

Formation of the Entity and Nature of Operations

In December 2004, Sprint Nextel Corporation, or Sprint Nextel, announced its intention to spin-off its local communications business and product distribution operations from its other businesses in a tax-free transaction. On February 1, 2006, the local communications business, formerly LTD Holding Company, announced its new name, Embarq Corporation (Embarq).

On May 17, 2006, in exchange for, and as a condition to, the transfer of assets and the assumption of liabilities described below, Embarq: (1) issued to Sprint Nextel 149 million shares of Embarq common stock, par value $.01 per share; and (2) issued to Sprint Nextel $4.485 billion of Embarq senior notes and transferred to Sprint Nextel approximately $2.1 billion in cash. In exchange for, and contemporaneously with, the issuance of the Embarq common stock and transfer of debt and cash described above, Sprint Nextel transferred to Embarq assets, at historical cost, consisting primarily of Sprint Nextel’s local communications operations and wholesale product distribution operations and the consumer and certain business long distance customers located in Embarq’s service territories; and Embarq assumed certain liabilities related to its business. Following this transfer, Sprint Nextel distributed pro rata to each stockholder of record as of the close of business on the record date one share of Embarq common stock for every 20 shares of Sprint Nextel voting and non-voting common shares held.

Significant changes to Embarq’s results of operations and financial position resulting from the spin-off were as follows:

•	Results of operations were negatively impacted, for the period subsequent to May 17, 2006, resulting from the net of tax effect of increased interest expense and separation related costs, which were partially offset by the net of tax effect of the addition of consumer and certain business long-distance customers and a net decrease in allocated capital charges.

•	Net property, plant and equipment increased $310 million reflecting assets received from Sprint Nextel pursuant to the spin-off. These assets were recorded at Sprint Nextel’s historical cost basis as of May 17, 2006. Depreciable lives of the assets did not change.

•	Sprint Nextel transferred cash of $200 million to Embarq, as required by the Separation and Distribution Agreement.

•	The prepaid pension asset of $219 million at December 31, 2005, allocated to Embarq by Sprint Nextel, became a pension liability of $73 million based upon the estimated accumulated benefit obligation and pension fund assets attributed to Embarq at the date of the spin-off.

•	Long-term debt increased by $6.125 billion resulting from borrowings under the credit facility and the issuance of senior notes. These borrowings were offset by the elimination of notes previously due to Sprint Nextel.

•	Deferred taxes, net decreased $254 million related to assets and liabilities transferred.

•	Embarq began accumulating retained earnings following the spin-off and recognized the par value and paid-in-capital in connection with the issuance of approximately 149 million shares of common stock. Because a direct ownership relationship did not exist among all the various units comprising Embarq, business equity was shown in lieu of stockholders’ equity in the consolidated balance sheets for periods prior to May 17, 2006.

Following the spin-off, Embarq is subject to true-up calculations to account for certain agreed upon matters, including net working capital, capital expenditures, separation costs and income taxes. Based on a preliminary calculation of the true-up, as defined in the Separation and Distribution Agreement, Embarq has accrued approximately $53 million, which is reflected in “Accounts payable” in the Consolidated Balance Sheet as of June 30, 2006. This calculation is preliminary and subject to further adjustment based on the agreed upon processes in the agreement. Embarq expects this true-up to be finalized and settled in the 2006 third quarter. Embarq expects income tax matters to be finalized and settled consistent with the terms of the Tax Sharing Agreement.

Embarq consists mainly of regulated local phone companies operating in 18 states. Embarq provides local voice and data services, including high-speed Internet and nationwide long-distance and wireless services for customers within its local service territories. Additionally, Embarq provides access to its local network and other wholesale communications services to other carriers and sales of communications equipment and other services to residential and business customers. Embarq also provides video services to customers within its local service territories through a sales agency relationship. Through its Product Distribution operating segment Embarq engages in wholesale distribution of communications products and other services.

For reporting periods prior to the spin-off, Embarq’s operations were operated and managed as two segments, Local and Product Distribution. During the post spin-off period covered by this report, Embarq’s operations continued to be managed consistent with the pre spin-off period. During the month of July, given the evolution of Embarq’s business into a stand alone, public company, management began to reevaluate the appropriateness of the historical operating segment definitions. Upon conclusion of this evaluation, Embarq will likely continue to operate as two segments however the operations contained in each of the segments are likely to change.

As of June 30, 2006, Embarq had approximately 19,600 active employees. Approximately 35% of these employees were represented by unions which were subject to collective bargaining agreements. There have been no material changes to these collective bargaining agreements.

Basis of Presentation

The accompanying consolidated financial statements reflect Embarq’s consolidated operations as a separate, stand-alone entity subsequent to May 17, 2006, together with the combined historical operations of the entities which comprised the local communications business, including wholesale product distribution, of Sprint Nextel. As the result of Sprint Nextel transferring, at the date of the spin-off, consumer and certain business long distance voice customers in Embarq’s service territory, Embarq’s results before the spin-off are not fully comparable to those after the spin-off.

All entities included in Embarq’s presentation were under Sprint Nextel’s common control until the spin-off on May 17, 2006. There were no significant minority interests. These consolidated financial statements are presented using the historical results of operations and historical basis of assets and liabilities of these businesses. All intercompany transactions between these consolidated entities were eliminated.

The consolidated financial statements were prepared using accounting principles generally accepted in the United States. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

The financial information in these consolidated financial statements do not include all the expenses that would have been incurred had Embarq been a separate, stand-alone entity and do not reflect Embarq’s results of operations, financial position and cash flows had Embarq been a separate, stand-alone entity through May 17, 2006. Embarq management believes that all historical costs of operations were reflected in the consolidated financial statements. Additionally, the assets and liabilities included in Embarq’s consolidated financial statements herein may differ following the completion of the review of assets to be transferred, liabilities to be assumed and contracts to be assigned to Embarq by Sprint Nextel as provided for by the Separation and Distribution Agreement as of the date of the spin-off. Embarq expects this review to be finalized and settled in the 2006 third quarter.

Certain prior year amounts were reclassified to conform to the current year presentation and are consistent with the way Embarq’s management views these activities. These reclassifications had no effect on results of operations or total stockholders’ equity as previously reported.

Relationship with Sprint Nextel

For the periods through May 17, 2006, Embarq participated in Sprint Nextel’s centralized cash management program, in which funds were advanced to and from Sprint Nextel’s subsidiaries. These advances were accounted for as short-term deposits or borrowings and bore interest at a market rate that was substantially equal to the rate the subsidiary would have been able to obtain from third parties on a short-term basis. Embarq’s advance receivables with Sprint Nextel for purposes of the December 31, 2005 consolidated financial statements were presented as “Cash and equivalents.”

For the periods through May 17, 2006, Sprint Nextel provided facilities, information services, marketing and certain corporate and administrative services to its subsidiaries, including Embarq. Sprint Nextel directly assigned, where possible, related costs based on subsidiaries use of these services. Where direct assignment was not possible, or practical, Sprint Nextel used other indirect methods, including time studies and headcounts, to estimate the allocation of shared service costs to its subsidiaries. The services provided by Sprint Nextel to its subsidiaries were generally accounted for based on fully distributed costs, which Embarq believes approximate fair value. Related party payables to Sprint Nextel resulting from the allocation of shared service costs were settled approximately one month after their initial recognition. Embarq’s related party payables for purposes of the December 31, 2005 consolidated financial statements have been presented as “Accounts payable.”

Subsequent to the spin-off, Sprint Nextel and Embarq will continue to provide one another with many of the services discussed above, at cost, pursuant to transition services agreements for a period of up to two years following the spin-off. In order to exit these arrangements, both Sprint Nextel and Embarq will arrange to procure these services from third parties or through their own employees. In addition to transition services agreements, Embarq entered into other agreements with Sprint Nextel covering such matters as commercial services, employee matters, intellectual property and tax sharing. A brief summary of each follows:

•	Commercial service agreements govern how Embarq and Sprint Nextel will obtain services from one another. The pricing in these agreements are based on market-based rates. These agreements allow Embarq to brand and market wireless and long distance services and to sell Sprint Nextel branded wireless, long distance and data services pursuant to an agency agreement. Embarq will also provide Sprint Nextel with calling name database services, routing of wireless-originated toll free calls and access circuits.

•	The Employee Matters Agreement provides for the allocation of assets, liabilities and responsibilities with respect to certain employee compensation and benefit plans.

•	Intellectual property agreements, including a Patent Agreement, Trademark Agreement and a Software and Proprietary Rights Agreement, collectively transfer ownership of certain intellectual property that was used primarily to support Embarq’s local communications business as well as give Embarq the right to use certain Sprint Nextel intellectual property for a limited period of time.

•	The Tax Sharing Agreement governs both Embarq’s and Sprint Nextel’s rights and obligations with respect to taxes for both pre and post distribution periods. Under the Tax Sharing Agreement, Embarq generally is required to indemnify Sprint Nextel for any taxes attributable to Embarq’s operations for all pre-distribution periods and any tax resulting from the spin-off in certain circumstances. Sprint Nextel generally is required to indemnify Embarq for any taxes attributable to Sprint Nextel’s operations for all pre-distribution periods.

Cash and Equivalents

Cash and equivalents include cash and highly liquid investments with original maturities of three months or less. The December 31, 2005 balance included advances due from Sprint Nextel as discussed above. As of June 30, 2006, no such advances were held by Embarq.

Earnings per Common Share

Pro forma basic and diluted earnings per common share were computed by dividing net income by the number of pro forma basic and diluted weighted average common shares outstanding for the quarter and year to date ended June 30, 2006. For purposes of calculating pro forma basic weighted average common shares outstanding, Embarq assumed the shares issued at the spin-off date of 149 million shares to be outstanding from the period from January 1, 2006 through May 17, 2006. For purposes of calculating pro forma diluted weighted average common shares outstanding, Embarq assumed potentially dilutive securities to be dilutive for the period January 1 through May 17, 2006.

2. Debt and Financial Instruments

In connection with the spin-off, Embarq entered into a five-year credit facility with certain financial institutions. The credit facility expires in May 2011 and consists of a $1.5 billion revolver and a $1.6 billion term loan. Up to $200 million of the revolver can be used for letters of credit, which reduces the amount available for other borrowings. As of May 17, 2006, the date of the spin-off, Embarq had $2.1 billion of borrowings against the credit facility. Available cash balances were periodically used to reduce borrowings under the credit facility. At June 30, 2006, Embarq had $1.6 billion of borrowings against the credit facility. No payments are required to be made under the credit facility until 2011.

The credit facility provides for interest rates equal to Prime Rate or LIBOR plus an applicable margin. The applicable margin is based on Embarq’s long-term senior unsecured non-credit enhancing debt rating. As of June 30, 2006 the weighted average interest rate of the borrowings outstanding under the credit facility was 5.7%. The terms of our credit facility include customary covenants that, among other things, require Embarq to maintain certain financial ratios and restrict its ability to incur additional indebtedness.

Also in connection with the spin-off, Embarq issued to Sprint Nextel senior notes in an aggregate principal amount of $4.485 billion. The unsecured senior notes do not require principal payments until maturity and were issued in three tranches as follows:

Embarq’s long-term debt as of June 30, 2006 and December 31, 2005, respectively, was as follows:

	Interest Rate	Maturing	June 30, 2006	December 31, 2005
			(millions)
Credit facility	5.7%	2011	$1,600	$—
Senior notes
Notes due 2013	6.7%	2013	1,000	—
Notes due 2016	7.1%	2016	2,000	—
Notes due 2036	8.0%	2036	1,485	—
Other	6.8% to 9.8%	2006 to 2029	663	1,125

			6,748	1,125
Current maturities of long-term debt			(2)	(2)

Total long-term debt			$6,746	$1,123

As of June 30, 2006, the carrying value of the long-term debt approximates its fair value.

As of June 30, 2006, Embarq was in compliance with all applicable financial covenants associated with Embarq’s borrowings.

In anticipation of issuing $4.485 billion of senior notes to Sprint Nextel at the time of spin-off and given the historical low interest rate environment and volatility in interest rates, Embarq took steps in the 2005 fourth quarter to limit its interest rate risk by entering into hedge transactions with external counterparties. On May 12, 2006, the hedge instruments entered into in 2005 were terminated. The accumulated other comprehensive income associated with these hedges, $51 million, $30 million net of tax, will be amortized using the effective interest method and reclassified to interest expense as a yield adjustment of the hedged semi-annual interest payment for ten years. For the quarter and year to date periods ended June 30, 2006, Embarq reclassified approximately $0.4 million as a reduction of interest expense.

3. Comprehensive Income

Comprehensive income consisted of net income and other gains and losses affecting equity and retained earnings that, under generally accepted accounting principles, were excluded from net income.

	Quarters Ended June 30,		Year to Date June 30,
	2006	2005	2006	2005
	(millions)		(millions)
Net income	$216	$249	$430	$481
Cash flow hedging derivatives, net of taxes	18	—	39	—

Comprehensive income	$234	$249	$469	$481

4. Restructuring Activity

In the 2006 first quarter, Embarq completed a restructuring program with the goal of improving its cost structure. The restructuring resulted in a $30 million charge, mainly due to severance for approximately 420 employees. Of this $30 million, $20 million is reflected as costs of services and $10 million as selling, general and administrative expense in the accompanying Consolidated Statements of Operations (Unaudited). Approximately $7 million and $14 million of severance payments were made during the quarter and year to date periods ended June 30, 2006, respectively.

5. Employee Benefit Plans

Before the spin-off, Embarq participated in Sprint Nextel’s pension and post-retirement benefit plans. Under these plans, pension and post-retirement expenses were recognized both on a direct basis as well as through allocations from Sprint Nextel. Embarq’s direct and allocated pension and post-retirement expenses for the pre spin-off portion of the quarter and year to date periods ended June 30, 2006 and for the entire quarter and year to date periods ended June 30, 2005 were as follows:

	Pre Spin-Off
	Quarters Ended June 30,		Year to Date June 30,
	2006 (1)	2005	2006 (1)	2005
	(millions)		(millions)
Pension expense	$7	$16	$20	$32
Post-retirement expense	1	7	2	14

(1)	Through May 17, 2006.

Following the spin-off, Embarq maintains its own pension and post-retirement benefit plans and directly recognizes all costs associated with these plans. The following table reflects the components of the net periodic benefit cost for the period following the spin-off reflected in Embarq’s Consolidated Statements of Operations (Unaudited). The net periodic benefit costs recognized represents Embarq’s best estimate of these costs. The final allocation of assets and calculation of liabilities between the Sprint Nextel and Embarq pension and post-retirement plans is still pending and is expected to be finalized by the end of 2006.

	Post Spin-off
	Pension Benefits	Other Post- retirement Benefits
	Quarter Ended and Year to Date 2006	Quarter Ended and Year to Date 2006
	(millions)	(millions)
Service cost	$7	$1
Interest cost	21	4
Expected return on plan assets	(29)	—
Amortization of prior service cost	2	(7)
Amortization of net loss	6	3

Net benefit expense	$7	$1

Interest cost is based on a discount rate of 5.75% and the expected return on plan assets is based on an expected rate of 8.75%. Embarq has not contributed, and does not expect to contribute, to the pension plan during 2006.

Total direct and allocated pension benefit and other post-retirement expense for the second quarter and year to date 2006 was as follows.

	Quarters Ended June 30,		Year-to-Date June 30,
	2006	2005	2006	2005
	(millions)		(millions)
Pension Benefits
Pre-spin allocated expense	$7	$16	$20	$32
Post-spin direct expense	7	—	7	—

Total	$14	$16	$27	$32

Other Post-retirement Benefits
Pre-spin allocated expense	$1	$7	$2	$14
Post-spin direct expense	1	—	1	—

Total	$2	$7	$3	$14

6. Stock-Based Compensation

Adoption of Statement of Financial Accounting Standards (SFAS) No. 123R

Effective January 1, 2006, Sprint Nextel adopted SFAS No. 123R, Share-Based Payment, utilizing the modified prospective method. The revised standard requires the recognition of compensation cost of unvested common stock options granted to employees before January 1, 2003 which were outstanding as of January 1, 2006. The allocated impact of the adoption of this standard is immaterial to Embarq because Sprint Nextel had previously accounted for stock option grants in accordance with SFAS No. 123, Accounting for Stock Compensation, as amended by SFAS No. 148, Accounting for Stock Compensation – Transition and Disclosure, as of January 1, 2003 using the prospective method. Following the spin-off, Embarq implemented the provisions of SFAS No. 123R related to the options, restricted stock and restricted stock units held by our employees.

Spin-off from Sprint Nextel

The Employee Matters Agreement provides that at spin-off, Sprint Nextel options held by Embarq employees would be converted into options to purchase shares of Embarq common stock. At the date of the spin-off, Embarq employees held 15.2 million Sprint Nextel stock options which were converted, using the Embarq price ratio, into 8.2 million Embarq stock options. These options had substantially the same vesting and requisite service period as the Sprint Nextel options.

Additionally, in connection with the spin-off and following the conversion, a special equity award of 813,542 Embarq restricted stock units was granted to certain Embarq employees who had their Sprint Nextel options converted into Embarq options. These awards will vest over a three year service period and were valued at the closing market value of Embarq stock on May 22, 2006.

Under the guidance in SFAS No. 123R, a modification event occurs when there is a change in any of the terms or conditions of a share-based payment award which includes the spin-off of a business entity. Accordingly, Embarq’s spin-off from Sprint Nextel qualified as a modification event and required Embarq to determine incremental compensation expense, if any, resulting from the modification event. Incremental compensation cost is determined by comparing the fair value of the Sprint Nextel’s awards to Embarq’s employees immediately prior to the spin-off as compared to the fair value of the Embarq options and restricted stock units immediately after the spin-off.

The fair value of the converted Embarq options and the special equity award was less than that of the former Sprint Nextel options as determined using the Black Scholes-Merton model and the assumptions below:

	Sprint Nextel	Embarq

Stock price at the spin-off date	$24.43	$45.40

Weighted average strike price	$27.57	$51.23

Weighted average volatility rate	24.19%	22.23%

Weighted average risk-free interest rate	4.98%	4.98%

Dividend yield	0.41%	4.43%

Weighted average expected term	4.42 Years	4.42 Years

Pursuant to the Employee Matters Agreement, Sprint Nextel and Embarq employees retained any restricted stock and restricted stock units issued by Sprint Nextel. In addition, the holders of these awards were issued pro rata one Embarq award for every twenty Sprint Nextel awards held. The terms and conditions of the Embarq awards are substantially the same as the terms and conditions of the corresponding Sprint Nextel awards and will vest over the remaining term of the Sprint Nextel awards. The total amount of awards issued was 372,311 restricted stock units and 1,339 shares of restricted stock.

In accordance with the chief executive officer’s employment agreement, previously granted Sprint Nextel restricted stock units were converted into Embarq restricted stock units. This resulted in the issuance of 84,482 Embarq restricted stock units at spin-off. These restricted stock units will vest three years from effective date of his employment agreement.

Share-based Payment Plans

Under the Embarq Corporation 2006 Equity Incentive Plan (the 2006 Plan), Embarq can grant a wide range of awards related to Embarq common stock, including stock options, restricted stock awards, restricted stock units, stock appreciation right awards, performance share awards and performance unit awards to Embarq’s directors and employees. Under the 2006 Plan, 24.5 million common shares were reserved for issuance, of which approximately 15.1 million common shares remained available at June 30, 2006. The Compensation Committee of the Board of Directors of Embarq (the Compensation Committee) may award options to purchase common stock and set all the terms and conditions of the options, except that the option exercise price per share shall be no less than the fair market value of a share of common stock on the date of grant. In addition, the Compensation Committee has discretion to set the vesting schedule for the options which can have a term not to exceed ten years and may establish the terms and conditions of the awards including the satisfaction of performance goals.

The underlying Sprint Nextel options converted at spin-off into Embarq options were generally granted with an exercise price equal to the fair market value on the date of grant. However, certain stock option awards to former senior executives of Sprint Nextel in 2005, who are now executives of Embarq, were granted with an exercise price equal to 110% of the fair market value on the date of grant. The underlying Sprint Nextel options generally vest over periods up to four years with a term of ten years. The Sprint Nextel restricted stock units and restricted stock were valued at the fair market value of Sprint Nextel stock on the date of grant and generally provide for vesting over a period of three years. Holders of these awards are entitled to receive dividend equivalents for dividends paid on the underlying common stock. The forfeiture rate for all Sprint Nextel share-based awards was approximately 3% per year.

Stock-Based Compensation Expense

As required under SFAS 123R, an analysis was performed for the stock-based compensation awards issued and converted in connection with the spin-off. As no incremental value was created due to the stock option conversion and the issuance of the special equity awards, compensation expense will continue to be recognized by Embarq subsequent to the spin-off using the fair value assumptions originally computed by Sprint Nextel at each award’s respective grant date.

Certain Embarq employees hold unvested Sprint Nextel restricted stock and restricted stock units. Even though the stock will be issued by Sprint Nextel, Embarq is required to recognize compensation expense related to these awards as Embarq receives the benefits of the employee’s service. Upon review of the pre and post spin-off values of the restricted stock and restricted stock units, it was determined that a minor incremental value was created. As such, Embarq will recognize the incremental value related to these awards, as well as the remaining value of the Sprint Nextel awards, over the vesting period subsequent to the spin-off.

Before the spin-off, stock-based compensation expense was allocated to Embarq by Sprint Nextel. This allocation was based on the total Embarq employee headcount as a percentage of Sprint Nextel’s total employees. After the spin-off, stock-based compensation expense was calculated on the direct method based on each employee’s individual grant.

A summary of the total allocated and direct compensation expense and tax benefit for the second quarter and year to date 2006 and 2005 is as follows:

	Quarters Ended June 30,		Year-to-Date June 30,
	2006	2005	2006	2005
	(millions)		(millions)
Compensation Expense
Pre spin-off allocated expense	$5	$13	$23	$26
Post spin-off direct expense	2	—	2	—

Total	$7	$13	$25	$26

Income Tax Benefit
Pre spin-off allocated expense	$2	$5	$8	$10
Post spin-off direct expense	1	—	1	—

Total	$3	$5	$9	$10

Stock Options

As noted above, compensation expense related to stock options is based on the original assumptions made by Sprint Nextel on the date of grant. The weighted average fair value of those options granted was $14.69 when the options were converted at spin-off. No stock options except those converted at spin-off had been issued by Embarq as of June 30, 2006, however, please refer to Note 13 Subsequent Events for information regarding the July 2006 equity awards.

A summary of the activity related to Embarq’s stock options during the second quarter ended June 30, 2006 is presented below:

	Shares Under Option	Weighted Average per Share Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(thousands)			(thousands)
Outstanding March 31, 2006	—	$—	—	$—
Granted at spin-off	8,162	51.23	4.54	45,526
Exercised after spin-off	(10)	26.11	—	147

Outstanding June 30, 2006	8,152	$51.27	4.54	$27,876

Vested at June 30, 2006	6,690	$44.69	3.72	$17,714

Expected to vest, net of expected forfeitures	1,387	$36.61	4.97	$9,751

As of June 30, 2006, there was $12 million of total unrecognized compensation cost related to unvested stock options that is expected to be recognized over a weighted-average period of 2.18 years. Cash received from the exercise of stock options was $0.3 million resulting in a tax benefit of $0.1 million.

Restricted Stock Units

The fair value of each restricted stock unit award is calculated using the stock price at the date of grant. A summary of the activity related to the restricted stock units during the second quarter ended June 30, 2006 is presented below.

	Restricted Stock Units Outstanding		Weighted Average Grant Date Fair Value
	Future Performance and Service Required	Future Service Required	Future Performance and Service Required	Future Service Required
	(thousands)	(thousands)
Outstanding March 31, 2006	—	—	$—	$—
Granted	—	1,270	—	43.16
Vested	—	(1)	—	45.40

Outstanding June 30, 2006	—	1,269	$—	$43.16

As of June 30, 2006, there was $14 million of total unrecognized compensation cost related to restricted stock units that is expected to be recognized over a weighted-average period of 1.75 years.

Nonvested Shares

The fair value of each nonvested share award is calculated using the stock price at the date of grant. As of June 30, 2006, there was an insignificant amount of nonvested stock outstanding which will vest over a weighted average period of 0.6 years. Compensation expense and unrecognized compensation costs related to these awards are not significant.

7. Income Taxes

For the periods prior to the spin-off, Embarq’s operations were included in the consolidated federal income tax return and certain unitary or combined state income tax returns of Sprint Nextel. After the spin-off, Embarq became a separate, stand-alone taxable entity. Income taxes before the spin-off, however, were calculated and provided for by Embarq on a separate tax return basis where income taxes were paid to/received from Sprint Nextel.

Embarq recorded deferred income taxes based on temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their tax basis. Deferred taxes are subject to modification. Management does not expect these modifications, if any, to have a material impact on the current year financial results.

In conjunction with the spin-off, Sprint Nextel transferred to Embarq certain assets and liabilities, which resulted in the transfer or establishment of a net deferred tax asset of $254 million. The net deferred tax asset includes $107 million related to the transfer of additional minimum pension liabilities and $75.6 related to the transfer of property, plant and equipment and customer transfers from Sprint Nextel.

The differences that caused Embarq’s effective income tax rates to vary from the 35% federal statutory rate were as follows:

	Year to Date June 30,
	2006	2005
	(millions)
Income tax expense at the federal statutory rate	$243	$275
Effect of:
State income taxes, net of federal income tax effect	27	32
Other, net	(7)	(2)

Income tax expense	$263	$305

Effective income tax rate	38.0%	38.8%

Other, net includes a favorable adjustment of $7.3 million related to the reduction of net deferred taxes resulting from legislation enacted in Texas and Ohio.

8. Litigation, Claims and Assessments

Various lawsuits, including putative class actions, regulatory proceedings and other claims typical for a business enterprise are pending against the entities comprising Embarq or for which Embarq has assumed contractual liability in connection with the spin-off. While it is not possible to determine the ultimate disposition of each of these proceedings and whether they will be resolved consistent Embarq’s expectations, Embarq expects that the outcome of these proceedings, individually or in the aggregate, will not have a material adverse effect on its financial condition or results of operations.

9. Related Party Transactions

Before the spin-off, Sprint Nextel provided a variety of services to Embarq that were considered related party transactions. These services were allocated to Embarq as either direct or indirect costs. Direct costs included telephony services such as voice and data. These costs totaled $11 million and $21 million for the quarters ended June 30, 2006 and 2005, respectively, and $34 million and $43 million for the years ended June 30, 2006 and 2005, respectively.

Additionally, Sprint Nextel directly assigned, where possible, certain general and administrative costs to Embarq based on actual use of those services. Where direct assignment of costs was not possible, or practical, Sprint Nextel used other indirect methods, including time studies, to estimate the allocation of costs to each group. Cost allocation methods other than time studies included factors (e.g., marketing, headcount, claims experience or operating expenses) derived from the operating unit’s relative share of the predefined category referenced (e.g., headcount). Allocated costs included general support services such as facilities, printing and mailing, information technology, legal services, human resource services, general accounting and finance, and executive support. Other allocations included costs for stock-based compensation, health care, pensions, post-employment benefits and other post-retirement benefits. These directly assigned and allocated costs totaled $155 million and $269 million for the quarters ended June 30, 2006 and 2005, respectively, and $454 million and $559 million for the six months ended June 30, 2006 and 2005.

All related party expenses were recorded as “Cost of services,” “Cost of Products” or “Selling, general and administrative,” as appropriate for the nature of the transaction.

Before the spin-off, Embarq sold products and services to Sprint Nextel. These services included, but were not limited to, voice, access and data, as well as billing and collection, and lease of network facilities. Revenues for these services were $34 million and $91 million for the quarters ended June 30, 2006 and 2005, respectively, and $124 million and $185 million for the six months ended June 30, 2006 and 2005, respectively. Equipment sales totaled $6 million and $12 million for the quarters ended June 30, 2006 and 2005, respectively, and $14 million and $22 million for the six months ended June 30, 2006 and 2005, respectively. Related party sales were recorded in net operating revenues in the Consolidated Statements of Operations. After the spin-off, Embarq sold products and services to Sprint Nextel, however, these transactions are no longer considered related party transactions.

For the periods through May 17, 2006, Embarq utilized Sprint Nextel’s controlled disbursement banking arrangements as part of its cash management program. Sprint Nextel borrowed funds from Embarq on a short-term basis. These related party receivables bore market-rate interest and were presented as “Cash and equivalents.” Outstanding checks in excess of cash balances were included in “Accounts payable.” Embarq had sufficient funds available to fund the outstanding checks when they were presented for payment.

Related party transactions that occurred before the spin-off were settled through a combination of direct payments and net settlement through the advance receivable and payable accounts. Cash and equivalents included related party net advance receivables of $103 million and Accounts payable included related party net payables of $263 million as December 31, 2005. There were no such balances after the spin-off as Sprint Nextel was no longer a related party.

Long-term debt included $460 million of related party notes payable to Sprint Nextel at December 31, 2005. The debt was transferred to Embarq at the time of the spin-off.

Embarq’s related party transactions reflected in the Consolidated Statements of Operations (Unaudited) were as follows:

	Pre Spin-Off
	Quarters Ended June 30,		Year to Date June 30,
	2006	2005	2006	2005
	(millions)		(millions)
Transaction Description
Related party expenses	$166	$290	$488	$602
Related party revenues	$40	$103	$138	$207

10. Segment Information

Embarq has two segments, Local and Product Distribution. The chief operating decision maker determines resource allocation and assesses financial performance based on these two segments. The Local segment includes providing local exchange voice services, nationwide long distance, wireless, high-speed Internet services and satellite video services to customers within Embarq’s local service territories. In addition, Embarq provided access by other carriers to Embarq’s local network, sales of telecommunications equipment and other telecommunication related services. The Product Distribution segment procures, configures and distributes equipment, materials and supplies to the communications and cable industries.

Embarq does not attribute non-operating items such as interest, other income and expense, or income taxes to its operating segments. Embarq’s management reviews these items on a consolidated basis. Accordingly, Embarq does not present segmental results of operations below operating income. See the Consolidated Statements of Operations (Unaudited).

The financial information by business segment for the quarters ended and year to date June 30, 2006, and 2005, was as follows:

Quarters Ended June 30,	Local	Product Distribution	Eliminations (1)	Consolidated
	(millions)
2006
Net operating revenues
Voice	$1,067	$—	$—	$1,067
Data	174	—	—	174
Internet (HSI)	101	—	—	101
Other	68	—	—	68

Service revenue	1,410	—	—	1,410
Product revenue	31	243	(105)	169

Total net operating revenues	$1,441	$243	$(105)	$1,579

Related party revenues (included in net operating revenues)	$34	$6	$—	$40

Operating income (loss)	$408	$(9)	$7	$406

2005
Net operating revenues
Voice	$1,062	$—	$—	$1,062
Data	163	—	—	163
Internet (HSI)	76	—	—	76
Other	83	—	—	83

Service revenue	1,384	—	—	1,384
Product revenue	28	185	(76)	137

Total net operating revenues	$1,412	$185	$(76)	$1,521

Related party revenues (included in Net operating revenues)	$91	$12	$—	$103

Operating income (loss)	$435	$(13)	$5	$427

Year to Date June 30,	Local	Product Distribution	Eliminations (1)	Consolidated
	(millions)
2006
Net operating revenues
Voice	$2,105	$—	$—	$2,105
Data	343	—	—	343
Internet (HSI)	199	—	—	199
Other	149	—	—	149

Service revenue	2,796	—	—	2,796
Product revenue	54	486	(196)	344

Total net operating revenues	$2,850	$486	$(196)	$3,140

Related party revenues (included in net operating revenues)	$124	$14	$—	$138

Operating income (loss)	$783	$(24)	$13	$772

2005
Net operating revenues
Voice	$2,144	$—	$—	$2,144
Data	325	—	—	325
Internet (HSI)	148	—	—	148
Other	166	—	—	166

Service revenue	2,783	—	—	2,783
Product revenue	57	358	(150)	265

Total net operating revenues	$2,840	$358	$(150)	$3,048

Related party revenues (included in net operating revenues)	$185	$22	$—	$207

Operating income (loss)	$843	$(28)	$11	$826

(1)	Revenues eliminated in consolidation consist primarily of the sale of products and related services from the Product Distribution segment to the Local segment.

11. Recently Issued Accounting Pronouncements

Emerging Issue Task Force (EITF) 06-03, How Sales Taxes Collected From Customers And Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)—The Task Force reached a conclusion that any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer is subject to expanded disclosure rules. These taxes may include, but are not limited to, sales, use, value added, and some excise taxes. The Task Force also concluded that the presentation of taxes within the scope discussed above on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed pursuant to Accounting Principles Board Opinion No. 22. In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. This EITF is not expected to impact Embarq’s financial statements.

Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109—This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Financial Accounting Standards Board (FASB) Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. Embarq does not expect the adoption of this standard to have a material effect on its financial condition or results of operations.

Exposure Draft—Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132R—This proposed statement would require an employer to recognize in its statement of financial position the over-funded or under-funded status of a defined benefit or postretirement plan measured as the difference between the fair value of plan assets and the projected benefit obligation for defined benefit plans or the accumulated benefit obligation for postretirement plans. The measurement of the related obligations would be required to be as of the date of Embarq’s Consolidated Balance Sheet. The FASB’s stated goal is to issue a final Statement by September 2006, to be effective for fiscal years ending after December 15, 2006. Currently, we are unable to determine the effects this proposed standard may have on Embarq’s results of operations or financial condition.

12. Sale of Exchanges

In the 2006 first quarter, Embarq finalized the sale of 13 exchanges including approximately 5,200 access lines in north central Kansas for approximately $18 million in cash. This sale resulted in a gain of approximately $7 million and is reflected as a reduction of selling, general and administrative expense in the Consolidated Statements of Operations.

Embarq has agreed to sell 12 exchanges in north central Kansas, serving approximately 5,600 access lines. Proceeds from this sale are expected to be approximately $18 million, which would generate a pre-tax gain of $13 million. This sale is expected to close in the 2006 fourth quarter.

13. Subsequent Events

In July 2006, Embarq declared a dividend of $.50 per share payable on September 30, 2006 to stockholders of record on September 8, 2006. The declaration and payment of future dividends to holders of Embarq common stock is at the discretion of Embarq’s board of directors, and depends upon many factors, including Embarq’s financial condition, results of operations, growth prospects, funding requirements, applicable law and other factors the board of directors deems relevant.

On July 28, 2006, the Compensation Committee met and approved the grant of Embarq’s 2006 annual long-term incentive equity awards to the executive officers and certain other employees. The awards consisted of 1.6 million options to purchase shares of Embarq’s common stock and 0.7 million of primarily performance-based restricted stock units. Additionally, the Compensation Committee approved the grant of 26,042 restricted stock units to Embarq’s outside directors. These actions will increase compensation expense for the remainder of 2006 and future years by approximately $7 million and $34 million, respectively.

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

Future performance cannot be ensured. Actual results may differ materially from those in the forward-looking statements. Some factors that could cause our actual results to differ include:

•	expected benefits from the spin-off may not be fully realized;

•	our revenues and operating costs may be different than expected following the spin-off;

•	our ability to establish our new brand;

•	a determination by the Internal Revenue Service, or IRS, that the spin-off should be treated as a taxable transaction;

•	our different capital structure as an independent company, including our access to capital, credit ratings, indebtedness and ability to raise additional financing;

•	volatility in the equity market;

•	the effects of vigorous competition in the markets in which we operate;

•	the effects of other mergers and consolidations in the industries relevant to our operations and unexpected announcements or developments from others in those industries;

•	the costs and business risks associated with providing new services;

•	the impact of new, emerging or competing technologies on our business;

•	the impact of any adverse change in the ratings assigned to our debt by ratings agencies on the cost of our financing and our ability to raise additional financing if needed;

•	the uncertainties related to our investments in networks, systems and other businesses;

•	the uncertainties related to the implementation of our business strategies;

•	unexpected results of litigation filed against our company;

•	the impact of equipment failure, hurricanes and other natural disasters, terrorist acts or other breaches of network or information technology security;

•	the inability of third parties to perform to our requirements under agreements related to our business operations;

•	our ownership of or ability to license technology that may be necessary to expand our product offerings;

•	restrictions in our patent agreement with Sprint Nextel;

•	the costs of compliance with regulatory mandates;

•	the possibility of one or more of the markets in which we compete being impacted by regulatory and legal changes, changes in political or other factors, such as monetary policy, or other external factors over which we have no control; and

•	other risks referenced from time to time in our future filings with the SEC and those factors listed under “Risk Factors” in the Form 10, which section is incorporated by reference herein.

You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this document. Except as required by law, we undertake no obligation to publicly update or release any revisions to these forward-looking statements to reflect any events or circumstances after the date of this document or to reflect the occurrence of unanticipated events.

OVERVIEW

Before May 17, 2006, we were a subsidiary of Sprint Nextel. On that date, Sprint Nextel spun-off our company by distributing all of our common stock to its stockholders. We are now an independent and publicly-traded company. Our assets and liabilities consist largely of those that Sprint Nextel historically attributed to its local communications operations and product distribution business.

As discussed more fully in Note 1 of the Condensed Notes to Consolidated Financial Statements (Unaudited), we issued to Sprint Nextel our senior notes and transferred to Sprint Nextel the cash proceeds of new borrowings under our credit facility, in an aggregate amount of $6.585 billion. We do not expect the change in our capital structure resulting from the spin-off to adversely affect our ability to generate sufficient cash flow to re-invest in our business, meet our debt service requirements and pay dividends in accordance with our stated dividend policy.

Operations

Our operations consist mainly of regulated local phone companies operating in 18 states. We provide, both directly and through sales agency relationships, local voice and data services, including high-speed Internet services and nationwide long distance, satellite video services and wireless services to customers within our local service territories. We also provide access to our local network and other wholesale communications services to other carriers, sales of communications equipment and other services to residential and business customers. Through our Product Distribution segment we engage in wholesale distribution of communications products and other services.

For several years, including the current quarter and year to date periods, we have experienced declines in the number of access lines served in our local service territories primarily due to:

•	increasing competition from wireless telephone service providers;

•	increasing competition from cable operators providing high-speed Internet services, which can be used as a platform to support voice services utilizing Voice over Internet Protocol, or VoIP, technology;

•	the growth of broadband competitors in our markets; and,

•	product substitution among our service offerings.

We expect to experience increased levels of access line losses in 2006.

Our strategy to address these challenges is to maximize profitable communications services revenue per customer by providing bundled and integrated voice, data, wireless and video products and services that meet the needs of our consumer and business customers within our local territories. Our strategy also includes the sale of excess network capacity on a wholesale basis to carriers operating within our local territories to maximize our return on invested capital.

Our strategy also includes the launch of our company-branded wireless service as a mobile virtual network operator (MVNO) via our resale relationship with Sprint Nextel, which we began offering in the 2006 second quarter. We intend to integrate our wireline voice and data services with the wireless service in order to complement and enhance the value of our core offerings. The launch of wireless service is expected to be initially dilutive to our results of operations due to up-front customer acquisition costs as well as the absence of a substantial customer base generating a level of recurring revenue sufficient to cover acquisition costs.

New Financing Arrangements

In connection with the spin-off, we entered into a $3.1 billion credit facility with certain financial institutions and borrowed $2.1 billion under the facility that was, in turn, paid to Sprint Nextel in partial consideration for, and as a condition to, Sprint Nextel’s transfer to us of our business. In addition, we issued to Sprint Nextel $4.485 billion of our senior notes. Immediately following the spin-off, we had total indebtedness of approximately $7.25 billion comprised of the debt under the credit facility, the senior notes issued to Sprint Nextel, and mortgage bonds and debentures issued in the past by our subsidiaries. As of June 30, 2006, total indebtedness was approximately $6.75 billion.

Our credit facility provides a revolving credit arrangement, including letters of credit, to help satisfy other financing needs. The terms of the facility include customary covenants that, among other things, require us to maintain certain financial ratios, and restrict our ability to incur additional indebtedness.

Centralized Management and Allocations

For the periods through May 17, 2006, we advanced to and received from Sprint Nextel funds using Sprint Nextel’s centralized cash management program. These advances were accounted for as short-term deposits and bore interest at a market rate that is substantially equal to the rate we would have been able to obtain from third parties on a short-term basis. Advance receivables with Sprint Nextel were presented as “Cash and equivalents” for purposes of these consolidated financial statements. Following the spin-off, we are responsible for our own cash management functions.

For the periods through May 17, 2006, Sprint Nextel provided facilities, information services, marketing and certain corporate and administrative services to its subsidiaries, including our company. Sprint Nextel directly assigned, where possible, related costs based on actual use of these services. Where direct assignment was not possible or practical, Sprint Nextel used other indirect methods, including time studies and headcounts, to estimate the allocation of shared service costs to its subsidiaries. The services provided by Sprint Nextel to its subsidiaries are generally accounted for based on fully distributed costs, which we believe approximate fair value. The costs allocated are not necessarily indicative of costs that will be charged or incurred in the future. Related party payables to Sprint Nextel resulting from the allocation of shared service costs were settled approximately one month after their initial recognition. Related party payables for purposes of consolidated financial statements were presented as “Accounts payable.”

See Note 9 of the Condensed Notes to Consolidated Financial Statements (Unaudited) for additional related party transaction information.

Following the spin-off, we and Sprint Nextel will continue to provide many of the above services to one another pursuant to the transition services agreements for a period of up to two years following the spin-off. In order to exit these arrangements, both we and Sprint Nextel will arrange to procure these services from third parties or through our own employees. We currently expect that the aggregate annual costs we will pay to Sprint Nextel under the transition services agreements for services that have historically been provided by Sprint Nextel will not differ significantly from the amounts reflected in our historical consolidated financial statements. We also expect that by 2008 our annual incremental costs resulting from the operation of corporate support services will be approximately $100 million. Through 2008, we expect to incur in excess of $110 million of non-recurring costs to establish our brand and to develop stand-alone corporate functions, including the creation of the underlying information technology infrastructure to support our business functions.

Business Environment

We operate in an industry that has been and continues to be subject to intense competition and regulatory and legislative change. Given these factors as well as the trend toward consolidation in the industry, we routinely assess the implications of these industry factors on our operations. These assessments may impact the future valuation and regulatory and legislative developments of our long-lived assets and could have a material effect on our business, results of operations, financial condition and liquidity.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reflected in the consolidated financial statements and accompanying notes. We base our estimates on historical experience, where applicable, and other assumptions that we believe are reasonable under the circumstances. Actual results may differ from those estimates. There have not been any material changes in Critical Accounting Policies and Estimates from those reported in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in the Form 10.

Significant New Accounting Pronouncements

Effective January 1, 2006, Sprint Nextel adopted SFAS No. 123R, Share-Based Payment, utilizing the modified prospective method. The revised standard requires the recognition of compensation cost of unvested common stock options granted to employees before January 1, 2003 which were outstanding as of January 1, 2006. The allocated impact of the adoption of this standard is immaterial to us because Sprint Nextel had previously accounted for stock option grants in accordance with SFAS No. 123, Accounting for Stock Compensation, as amended by SFAS No. 148, Accounting for Stock

Compensation – Transition and Disclosure, as of January 1, 2003 using the prospective method. Following the spin-off, we implemented the provisions of SFAS No. 123R related to the options, restricted stock and restricted stock units held by our employees.

Emerging Issue Task Force 06-03, How Sales Taxes Collected From Customers And Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)—The Task Force reached a conclusion that any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer is subject to expanded disclosure rules. These taxes may include, but are not limited to, sales, use, value added, and some excise taxes. The Task Force also concluded that the presentation of taxes within the scope discussed above on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed pursuant to Accounting Principles Board Opinion No. 22. In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. This EITF is not expected to impact our financial statements.

Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 10—This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. We do not expect the adoption of this standard to have a material effect on our financial condition or results of operations.

Exposure Draft—Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132R—This proposed statement would require an employer to recognize in its statement of financial position the over-funded or under-funded status of a defined benefit or postretirement plan measured as the difference between the fair value of plan assets and the projected benefit obligation for defined benefit plans or the accumulated benefit obligation for postretirement plans. The measurement of the related obligations would be required to be as of the date of our Consolidated Balance Sheet. FASB’s stated goal is to issue a final Statement by September 2006, to be effective for fiscal years ending after December 15, 2006. Currently, we are unable to determine the effect this proposed standard may have on Embarq’s results of operations or financial condition.

RESULTS OF OPERATIONS

Consolidated

On May 17, 2006, Sprint Nextel transferred certain customer relationships, assets and liabilities to us, the most notable of which was the transfer of consumer and certain business long-distance voice customers in our service territory, which had 2005 revenue of $512 million. The results presented in our consolidated financial statements and throughout the following discussion only reflect these transfers after May 17, 2006. Accordingly, results before the spin-off are not fully comparable to those after spin-off.

	Quarters Ended June 30,		Year-to-Date June 30,
	2006	2005	2006	2005
	(millions)		(millions)
Net operating revenues	$1,579	$1,521	$3,140	$3,048

Operating income	$406	$427	$772	$826

Net income	$216	$249	$430	$481

Net operating revenue increased $58 million or 3.8% in the 2006 second quarter as compared to the prior year quarter and $92 million or 3.0% for the year to date period. This was the result of additional revenue associated with long distance customers transferred by Sprint Nextel to us in connection with spin-off. Additional revenues were also the result of increased high-speed Internet (HSI) sales and increased third party product revenues resulting from a large customer contract entered into in the second quarter of 2005. These increases were partially offset by reduced voice revenues resulting from a decline in access lines and access minutes of use and lower revenues from enhanced calling features.

Operating income decreased $21 million during the 2006 second quarter as compared to the same period in 2005 and $54 million for the year to date period. The net increase in revenues for the quarter and year to date periods discussed above was more than offset by costs of services and products associated with the increased revenue discussed above, increased levels of depreciation and $53 million of non-recurring separation costs incurred in connection with our spin-off from Sprint Nextel. Additionally, the 2006 year to date period was impacted by approximately $30 million of primarily severance related costs resulting from a restructuring discussed below and separation related costs of about $80 million.

Net income decreased in both the 2006 second quarter and year to date periods as compared to the prior year. For both periods, net income was reduced due to the after tax impact of the matters discussed above coupled with the additional interest expense incurred as the result of the issuance of long-term debt in connection with the spin-off. Offsetting this decrease was a favorable income tax adjustment resulting from Texas and Ohio tax legislation.

Restructuring

In the 2006 first quarter, we completed a restructuring program with the goal of improving cost structures. The restructuring resulted in a $30 million charge, mainly due to severance costs for 420 employees. Of this $30 million, $20 million is reflected as costs of services and $10 million as selling, general and administrative expense in the accompanying consolidated statements of operations. Approximately $7 million and $14 million of severance payments were made during the quarter and year to date periods ended June 30, 2006, respectively.

Segmental Results of Operations - Local

Local consists mainly of regulated local phone companies serving approximately 7.1 million access lines in 18 states as of June 30, 2006. We provide, both directly and through sales agency relationships, local voice, nationwide long distance, wireless and data services, including high-speed Internet, for customers within our local service territories. Additionally, we provide access by other carriers to the local network, sales of telecommunications equipment and other telecommunications-related services. We also sell satellite video services though sales agency relationships.

			Variance
Quarter Ended June 30,	2006	2005	Amount	%
(millions)
Net operating revenues
Voice	$1,067	$1,062	$5	—%
Data	174	163	11	7%
Internet (HSI)	101	76	25	33%
Other	68	83	(15)	(18)%

Service revenue	1,410	1,384	26	2%
Product revenue	31	28	3	11%

Total net operating revenues	1,441	1,412	29	2%

Operating expenses
Costs of services	367	350	17	5%
Costs of products	24	22	2	9%
Selling, general and administrative	386	360	26	7%
Depreciation and amortization	256	245	11	4%

Total operating expenses	1,033	977	56	6%

Operating income	$408	$435	$(27)	(6)%

Operating margin	28.3%	30.8%

Capital expenditures	$261	$193	$68	35%

Net Operating Revenues

Local segment net operating revenues increased $29 million, or 2%, for the 2006 second quarter as compared to the same period in the prior year. Variances in individual categories of revenue are discussed below.

Voice

Voice revenues increased slightly over the prior year quarter resulting from the following:

•	Sprint Nextel transferred consumer and certain business long distance customers to us in connection with the spin-off. This increased revenue by $62 million as compared to 2005 second quarter.

•	A 5.6% reduction in access lines resulted in a decrease in voice revenues of $31 million.

•	An 8% decline in access minutes of use resulted in a decrease of $12 million in access revenue.

•	Revenues from enhanced calling features decreased by $18 million compared to the same period in 2005.

We ended the 2006 second quarter with approximately 7.1 million switched access lines. The 5.6% reduction in access lines experienced over the prior 12 month period was driven principally by the factors previously discussed in OVERVIEW—Operations.

Data

Data revenues represent data network services sold to business customers and special access services sold to other carriers. Data revenues increased $11 million for the 2006 second quarter compared to the same period in the prior year. This increase was driven by increased special access by both our wireline and wireless carrier customers.

Internet (HSI)

We ended the 2006 second quarter with 849 thousand high-speed Internet subscribers, a 44% increase over the second quarter of 2005. This increased revenue by $25 million for the 2006 second quarter as compared to the 2005 second quarter.

Other service

Other revenue decreased $15 million. In 2005, we provided Sprint Nextel billing, collection and sales agency services for their long distance customers. When certain of those long distance customers were transferred to us in connection with the spin-off, the revenue associated with these services is no longer reflected in our results of operations.

Product

Product revenue increased $3 million due to higher sales of telecommunications equipment partially offset by the transfer of certain customers to Sprint Nextel in association with the spin-off.

Cost of Services

Costs of services include costs to operate and maintain the local network, including employee-related costs directly supporting the network, reciprocal compensation, universal service fund requirements and other taxes. Cost of services increased $17 million in the 2006 second quarter as compared to the 2005 second quarter. This is primarily the result of additional costs of $28 million associated with long-distance customers transferred to us by Sprint Nextel and approximately $5 million in additional network related costs. This increase was partially offset by reduced expenses totaling $16 million resulting from the elimination of a reserve due to a settlement agreement and reduced property and gross receipts taxes. We purchase long-distance minutes from Sprint Nextel under the terms of a Commercial Services Agreement which is more fully discussed in Note 1 of the Condensed Notes to the Consolidated Financial Statements (Unaudited).

Cost of Products

Cost of products increase $2 million, which is directly related to the increase in product revenue discussed above.

Selling, General and Administrative (SGA)

SGA includes costs associated with selling and marketing, customer service, information technology, bad debt expense, general corporate costs, and all other employee-related costs. SGA costs increased $26 million in the 2006 second quarter compared to the 2005 second quarter. In the 2006 second quarter, we incurred non-recurring spin-off related costs of $53 million. These costs include such items as information technology systems, re-branding and employee retention costs. Additionally, we incurred $13 million in additional cost associated with the transfer of customers from Sprint Nextel. Partially offsetting these amounts were reductions in costs totaling $10 million associated with employee compensation and benefits and a reduction of $25 million resulting from the elimination of certain allocated costs from Sprint Nextel pursuant to the spin-off.

Depreciation

Depreciation expense increased $11 million in the 2006 second quarter compared to the 2005 second quarter. This resulted from $13 million of incremental depreciation associated with certain shared assets transferred to us by Sprint Nextel in connection with the spin-off. Additionally, depreciation on the spin-off related capital expenditures contributed to this increase. These increases in depreciation were partially offset by the impact of reduced rates of depreciation as compared to those used in the prior year.

			Variance
Year to Date June 30,	2006	2005	Amount	%
(millions)
Net operating revenues
Voice	$2,105	$2,144	$(39)	(2)%
Data	343	325	18	6%
Internet (HSI)	199	148	51	34%
Other	149	166	(17)	(10)%

Service revenue	2,796	2,783	13	—%
Product revenue	54	57	(3)	(5)%

Total net operating revenues	2,850	2,840	10	—%

Operating expenses
Costs of services	745	701	44	6%
Costs of products	45	49	(4)	(8)%
Selling, general and administrative	782	756	26	3%
Depreciation and amortization	495	491	4	1%

Total operating expenses	2,067	1,997	70	4%

Operating income	$783	$843	$(60)	(7)%

Operating margin	27.5%	29.7%

Capital expenditures	$444	$340	$104	31%

Local segment operating income decreased $60 million for the 2006 year to date period as compared to the prior year. Many of the factors contributing to the variances discussed in the quarterly comparison above apply to the year to date period comparisons. Accordingly, please refer to that discussion in connection with reviewing the year to date results.

Net Operating Revenues

The following represents significant items or trends that impacted net operating revenues for the year to date period.

•	As with the 2006 second quarter, the year to date voice revenues as compared to the same period in 2005 were negatively impacted by access line losses, declines in access minutes of use and lower revenues from enhanced calling features. This negative impact was partially offset by incremental long distance revenue resulting from the long distance customers transferred on May 17, 2006.

•	Since June 30, 2005, we have added 259 thousand HSI subscribers which provided incremental revenue of $51 million in the 2006 year to date period compared to the same period in the prior year.

Cost of Services and Products

Cost of services and products increased $40 million in the 2006 year to date period compared to the prior year. In addition to the items discussed in the quarterly comparison above, the year to date increase was also impacted by a $20 million severance charge and higher network related costs somewhat offset by a favorable reciprocal compensation settlement in the first quarter of 2006.

Selling, General and Administrative (SGA)

SGA costs increased $26 million in the 2006 year to date period compared to the same period in 2005. In addition to the items discuss in the quarterly comparison above, the year to date increase was due to $26 million in spin-off related costs offset by the recognition of a $7 million gain due to the sale of approximately 5,200 access lines and a decline in information technology and pension related costs of approximately $16 million in the 2006 first quarter.

Depreciation

Depreciation expense increased $4 million in the 2006 year to date period as compared to the same period in 2005. This increase was due to the same factors discussed in the quarterly analysis above, however, the reduction in depreciation rates has a larger impact on the year to date comparisons.

Segmental Results of Operations – Product Distribution

Through our Product Distribution segment, we procure, configure and distribute equipment, materials and supplies to the communications industry, including Sprint Nextel and our local segment. The products that we offer include outside plant, business communication systems, telephones and accessories and network access equipment from leading manufacturers. Product Distribution’s net operating revenues are comprised of sales to third parties, Sprint Nextel as a related party through the date of spin-off and cost-based intercompany sales that consist of sales to our Local segment. Product Distribution provides the supply chain management function within our company, which helps to create scale that benefits our company’s overall cost structure. The Product Distribution business, which formerly operated as North Supply, now operates as EMBARQ ™ Logistics.

			Variance
Quarters Ended June 30,	2006	2005	Amount	%
(millions)
Net operating revenues
Third party	$132	$98	$34	35%
Related party	6	11	(5)	(45)%
Intercompany	105	76	29	38%

Total net operating revenues	243	185	58	31%

Operating expenses
Cost of products	230	173	57	33%
Selling, general and administrative	17	19	(2)	(11)%
Depreciation and amortization	5	6	(1)	(17)%

Total operating expenses	252	198	54	27%

Operating (loss)	$(9)	$(13)	$4	31%

Operating margin	(3.7)%	(7.0)%

Capital expenditures	$4	$1	$3	300%

Net Operating Revenues

Product Distribution revenues increased $58 million, or 31%, in the 2006 second quarter compared to the 2005 second quarter driven mainly by higher sales to third parties and our company. The increase in third party sales is attributable to a significant new contract with a large communications company, entered into in the 2005 second quarter and increased sales in other third party markets. These increases in sales were partially offset by reduced revenues stemming from the exit from the wireless and value added reseller (VARS) markets by our Product Distribution segment.

Costs of Products

Costs of products include costs of equipment sold. These costs increased $57 million, or 33%, during the 2006 second quarter compared to the 2005 second quarter. The increase was driven by the increased third party sales and increased spending by the local segment.

Selling, General and Administrative (SGA)

SGA expense decreased $2 million, or 11%, for the 2006 second quarter compared to the same period in 2005. The decrease was not the result of any one significant factor.

			Variance
Year to Date June 30,	2006	2005	Amount	%
(millions)
Net operating revenues
Third party	$276	$187	$89	48%
Related party	14	21	(7)	(33)%
Intercompany	196	150	46	31%

Total net operating revenues	486	358	128	36%

Operating expenses
Cost of products	460	337	123	36%
Selling, general and administrative	40	38	2	5%
Depreciation and amortization	10	11	(1)	(9)%

Total operating expenses	510	386	124	32%

Operating (loss)	$(24)	$(28)	$4	14%

Operating margin	(4.9)%	(7.8)%

Capital expenditures	$5	$2	$3	150%

The trends in year to date net operating revenues, cost of product and SGA and the reasons for these trends are comparable to those noted in the discussion of the 2006 second quarter. Please refer to that discussion. In addition, the 2006 year to date period includes $5 million of costs resulting from the restructuring discussed above and spin-off related costs.

Nonoperating Items

Interest Expense

On May 17, 2006, in conjunction with our spin-off from Sprint Nextel, we incurred $6.585 billion of new debt in the form of senior notes and borrowings under our credit facility. As of the issuance date, the weighted average interest rate on this long-term debt was approximately 6.8%.

Interest expense increased $46 million in the 2006 second quarter compared to the same period a year ago and $43 million for the year to date period compared to 2005. This increase is primarily due to the issuance of the long-term debt discussed above, partially offset by the transfer of notes previously due to Sprint Nextel.

Our effective interest rate on long-term debt was 7.1% in the 2006 second quarter compared to 7.8% in the 2005 second quarter. The lower effective interest rate is primarily due to the issuance of the new debt with lower effective interest rates. Interest costs on pre spin-off short-term borrowings have been excluded so as not to distort the effective interest rate on long-term debt. See “Liquidity and Capital Resources” below for more information on our financing activities.

Income Taxes

See Note 7 of the Condensed Notes to Consolidated Financial Statements for information about the differences that caused the effective income tax rates to vary from the federal statutory rate for income taxes. Our effective tax rate for the 2006 second quarter was substantially lower than the same 2005 period. This primarily resulted from Texas and Ohio tax legislation that resulted in a reduction of our state deferred taxes by approximately $7.3 million. This also affected the comparability of our effective tax rates on a year to date basis.

Financial Condition

Our financial position was significantly impacted by the issuance of long-term debt and various asset and liability contributions to and from Sprint Nextel in association with the spin-off. The following table summarizes the cash and noncash impacts to our financial position as a result of the spin-off:

Increase (Decrease)
(millions)
Cash transfer from Sprint Nextel	$200
Settlement of advance receivable from Sprint Nextel	(308)
Property, plant and equipment	310
Other current and long term assets	33

Total Assets	235

Long-term debt, net of note receivable transfer	6,125
Post-retirement and other benefit obligations	314
Deferred income taxes	(254)
Other current and long term liabilities	(38)

Total Liabilities	6,147

Total Stockholders’ Equity	$(5,912)

LIQUIDITY AND CAPITAL RESOURCES

We manage our liquidity and capital resource needs primarily through prioritizing the use of capital and the timing and amount of capital expenditures.

Operating Activities

Net cash provided by operating activities of $1.2 billion increased $174 million in the 2006 year to date period compared to the same period in 2005. Cash provided by our core operations continues to be strong; however, the increase in cash from operating activities is driven mainly by certain hedging activities and reduced working capital requirements somewhat offset by spending related to the spin-off. We received $51 million upon the termination of interest-related derivative contracts. Cash paid for income taxes was down in 2006 as the second quarter estimated tax payment, relating to the post-spin period, was deferred until third quarter. Additionally, we funded $79 million of Sprint Nextel’s January 2005 contribution to the pension trust. No corresponding contributions have been made in 2006.

Investing Activities

Net cash used by investing activities totaled $424 million in the 2006 year to date period compared to $332 million in the same 2005 period. Capital expenditures account for the majority of our investing activities. Our investing activities are targeted primarily towards increased network capacity and include investments for growth in demand for high-speed Internet services and regulatory mandates.

Financing Activities

Net cash used by financing activities totaled $810 million and $580 million in the 2006 and 2005 year to date periods, respectively. In connection with the spin-off, we borrowed $2.1 billion under our credit facility and paid Sprint Nextel a net amount of $2.2 billion in cash. In addition to us remitting the proceeds from the facility to Sprint Nextel, our $308 million advance receivable balance, which was classified as cash, was settled, and Sprint Nextel transferred $200 million of cash to us. Following the spin-off, we paid down $500 million on our outstanding credit facility balance. Additionally, pre spin-off dividends to Sprint Nextel decreased $349 million.

Capital Requirements

Our anticipated 2006 capital expenditures will be approximately $960 million. This includes approximately $80 million of capital expenditures to transition our company into an independent public company. We continue to review capital expenditure requirements and will adjust spending and capital investment in response to customer demand.

Liquidity

We expect that cash from operations will fully fund our capital requirements. In the near term, we expect that cash from operations in excess of capital requirements will be used to reduce the outstanding balance of our long-term debt.

Including the borrowings under the credit facility, our total indebtedness at June 30, 2006 was approximately $6.75 billion. Current debt maturities as of June 30, 2006 were $2 million. Annual interest costs on the borrowings outstanding at June 30, 2006 are approximately $470 million. As of June 30, 2006, we have $1.5 billion of available borrowings under our credit facility.

The terms of our credit facility include customary covenants that, among other things, require us to maintain certain financial ratios and restrict our ability to incur additional indebtedness.

We may also incur additional indebtedness from time to time for general corporate purposes, including working capital requirements and capital expenditures. Regulatory restrictions and the terms of our indebtedness, however, limit our ability to raise capital through our subsidiaries, pledge the stock of our subsidiaries, encumber our assets or the assets of our subsidiaries or cause our subsidiaries to guarantee our indebtedness. As of June 30, 2006, we were in compliance with all applicable financial covenants associated with our borrowings.

Following the spin-off, we are subject to true-up calculations to account for certain agreed upon matters, including net working capital, capital expenditures, separation costs and income taxes. Based on a preliminary calculation of these true-ups, as set forth in the Separation and Distribution Agreements, we have accrued approximately $53 million, which is reflected in “Accounts payable” in the Consolidated Balance Sheet as of June 30, 2006. This calculation is preliminary and subject to further adjustment based on the agreed upon processes in the agreement. We expect these true-ups to be finalized and settled in the 2006 third quarter. Income tax matters are expected to be finalized and settled consistent with the provisions of the Tax Sharing Agreement.

We expect to pay a regular quarterly dividend. In July 2006, we declared our first dividend as a public company of $0.50 per share. This dividend will be payable September 30, 2006 to stockholders of record on September 8, 2006. Our ability to fund a regular quarterly dividend will be impacted by our ongoing ability to generate cash from operations. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors, and will depend upon many factors, including our financial condition, results of operations, growth prospects, funding requirements, applicable law and other factors our Board of Directors deems relevant.

Following the spin-off, we maintain our own pension and post-retirement benefit plans. Our pension plan is funded at a level in excess of current federal minimum requirements. Accordingly we do not expect to make a contribution to the pension plan assets in 2006. However, contributions in future years are likely. Contribution levels are ultimately at the discretion of the Board of Directors and will be determined based on future plan asset and liability levels and in accordance with applicable pension funding laws and regulations. Post-retirement and other benefit obligations, including medical and life insurance benefits for certain eligible retirees, are expected to be less than $60 million annually.

Off-Balance Sheet Arrangements

We do not participate in, secure or finance any unconsolidated, special purpose entities.

Financial Strategies

Derivatives

We manage exposure to market risk by regularly monitoring the mix of floating and fixed-rate debt and may enter into interest rate swap agreements to manage this exposure.

During the fourth quarter 2005, we executed swaption derivative contracts for a cumulative notional amount of $600 million. These swaption contracts mitigated the interest rate variability of the first ten years’ semi-annual interest payments on the first $600 million of our debt issuance in connection with the spin-off.

Additionally, in the 2005 fourth quarter we entered into Treasury collars for a cumulative notional amount of $2.4 billion. These interest rate collars were designed to mitigate the interest rate variability of the first ten years’ semi-annual interest payments on the next $2.4 billion of our debt issuance. The Treasury collars were accounted for as cash flow hedges.

On May 12, 2006, the hedge instruments entered into in 2005 were terminated. The accumulated other comprehensive income associated with these hedges, $51 million, $30 million net of tax, will be amortized using the effective interest method and reclassified to interest expense as a yield adjustment of the hedged semi-annual interest payment for ten years.

Part I.

Item 3

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are susceptible to market risks related to changes in interest rates and do not purchase or hold any derivative financial instruments for trading purposes.

We are subject to interest rate risk primarily associated with our borrowings under our credit facility. From time to time, we may consider entering into swap and other agreements to manage our exposure to interest rate changes on our debt.

Approximately 76% of our outstanding debt at June 30, 2006 is fixed-rate debt. While changes in interest rates impact the fair value of this debt, there is no impact on earnings and cash flows because we intend to hold these obligations to maturity unless market and regulatory conditions are favorable.

We perform interest rate sensitivity analyses on our variable-rate debt. These analyses indicate that a 1% change in interest rates would have an annual pre-tax impact of $16 million on the Consolidated Statements of Operations (Unaudited) and Consolidated Statements of Cash Flows (Unaudited) at June 30, 2006. While earnings and cash flows are impacted as interest rates change, our variable-rate debt it is not subject to changes in fair values.

We also perform a sensitivity analysis on the fair market value of our outstanding debt. A 10% decrease in market interest rates would cause an increase of approximately $220 million in fair market value of our outstanding debt at June 30, 2006.

Part I

Item 4

Item 4. Controls and Procedures

In December 2004, Sprint Nextel announced its intention to spin off its local communications business, including its product distribution operations from its other businesses. The spin-off was completed on May 17, 2006. All entities included in these consolidated financial statements were under the control of Sprint Nextel through the date of the spin-off, and therefore the disclosure controls and procedures adhered to in that time were primarily those used by Sprint Nextel.

In the 2006 first and second quarters, we began and completed the transition of key financial systems as well as the development and implementation of transition service agreements and commercial service agreements. Additionally, the direct responsibility for accounting, financial reporting, information technology, treasury, tax and revenue management was transitioned to our employees due to the spin-off from Sprint Nextel. We believe these changes have not negatively affected, and are not reasonably likely to affect, our internal control over financial reporting. There were no other changes during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (Exchange Act), and in connection with the preparation of this Form 10-Q, our management, including the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer each concluded that the design and operation of the disclosure controls and procedures were effective as of June 30, 2006 in providing assurance that information required to be disclosed in reports we file or submit under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and in providing reasonable assurance that the information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Part II.

Other Information

Part II. – Other Information

Item 1.	Legal Proceedings

Various lawsuits, including putative class actions, regulatory proceedings and other claims typical for a business enterprise are pending against the entities comprising Embarq or for which Embarq has assumed contractual liability in connection with the spin-off. While it is not possible to determine the ultimate disposition of each of these proceedings and whether they will be resolved consistent Embarq’s expectations, Embarq expects that the outcome of these proceedings, individually or in the aggregate, will not have a material adverse effect on its financial condition or results of operations.

Item 1A.	Risk Factors

There have been no material changes to the risk factors, described in our Form 10 as filed with the SEC on May 2, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

A description of the unregistered sale of our common stock to Sprint Nextel as part of the transaction constituting our spin-off from Sprint Nextel was included as part of our Current Report on Form 8-K filed with the SEC on May 18, 2006.

Item 3.	Defaults Upon Senior Securities

There were no reportable events during the quarter ended June 30, 2006.

Item 4.	Submission of Matters to a Vote of Security Holders

Effective April 28, 2006, Sprint Nextel, as our sole stockholder, took action by written consent to authorize, approve and direct the Board of Directors of our company to take any and all actions necessary to authorize, approve and perform the Separation and Distribution Agreement by and between us and Sprint Nextel and the ancillary agreements thereto.

Effective May 1, 2006, Sprint Nextel, as our sole stockholder, took action by written consent with respect to the following matters:

• To approve our Amended and Restated Certificate of Incorporation.

• To approve the form of indemnification agreement to be entered into with our directors, officers and other persons designated by our Board of Directors.

• To approve the 2006 Equity Incentive Plan and the Employee Stock Purchase Plan.

•      To remove Daniel R. Hesse, Gene M. Betts and Michael B. Fuller as directors of our company and appoint Peter C. Brown, Steven A. Davis, Daniel R. Hesse, John P. Mullen, William A. Owens, Dinesh C. Paliwal, Stephanie M. Shern and Laurie A. Siegel as directors, with terms expiring at the next annual meeting of stockholders of our company.

Item 5.	Other Information

On July 20, 2006, the Board of Directors set the date of the 2007 annual meeting of stockholders as Thursday, April 26, 2007. Section 2.02 of our Amended and Restated Bylaws provides the proper procedures and timeline for notice of nominations or other business proposed to be brought before the annual meeting by a stockholder. In connection with the 2007 annual meeting, the deadline for providing timely notice to us of nominations or other business is the 90th day before the annual meeting, or Friday, January 26, 2007. Under the SEC proxy rules, the deadline for submission of proposals for inclusion in the proxy statement for the 2007 annual meeting is a reasonable time before we begin to print and mail our proxy materials, which we have determined to be November 15, 2006.

Item 6. Exhibits

Exhibit Number	Description
2.1*	Separation and Distribution Agreement (Incorporated by reference to Exhibit 2.1 to Amendment No. 4 to the Registration Statement on Form 10 (File No. 001-32732), filed with the Securities and Exchange Commission on May 2, 2006).

2.2*	Transition Services Agreement between Embarq Corporation (receiver) and Sprint Nextel Corporation (provider) dated as of January 20, 2006 (Incorporated by reference to Exhibit 2.2 to Amendment No. 3 to the Registration Statement on Form 10 (File No. 001-32732), filed with the Securities and Exchange Commission on April 28, 2006).

2.3*	Transition Services Agreement between Embarq Corporation (provider) and Sprint Nextel Corporation (receiver) dated as of January 20, 2006 (Incorporated by reference to Exhibit 2.3 to Amendment No. 3 to the Registration Statement on Form 10 (File No. 0001-32732), filed with the Securities and Exchange Commission on April 28, 2006.

2.4*	Tax Sharing Agreement dated as of May 17, 2006 by and among Sprint Nextel Corporation, Embarq Corporation and certain Embarq subsidiaries (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on May 18, 2006).

2.5*	Employee Matters Agreement dated as of May 17, 2006 between Sprint Nextel Corporation and Embarq Corporation (Incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on May 18, 2006).

2.6*	Patent Agreement dated as of May 17, 2006 by and between Sprint Nextel Corporation and Embarq Corporation (Incorporated by reference to Exhibit 2.5 to the Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on May 18, 2006).

2.7*	Trademark Assignment and License Agreement dated as of May 17, 2006, by and among Sprint Nextel Corporation, Embarq Corporation and certain Embarq subsidiaries (Incorporated by reference to Exhibit 2.3 to the Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on May 18, 2006).

2.8*	Software and Proprietary Information Agreement dated as of May 17, 2006 by and between Embarq Corporation and Sprint Nextel Corporation (Incorporated by reference to Exhibit 2.4 to the Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on May 18, 2006).

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Registration Statement on Form 10 (File No. 001-32732), filed with the Securities and Exchange Commission on May 2, 2006).

3.2	Amended and Restated Bylaws, as amended (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on July 25, 2006).

4.1	Indenture, dated as of May 17, 2006, by and between Embarq Corporation and J.P. Morgan Trust Company, National Association, a national banking association, as trustee (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on May 18, 2006).

4.2	Form of Note (Incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Registration Statement on Form S-1/A (Registration No. 333-131747), filed with the Securities and Exchange Commission on April 14, 2006).

4.3	Credit Agreement, dated May 10, 2006, by and among Embarq Corporation (borrower), the banks, financial institutions and other institutional lenders (initial lenders) and issuers of letters of credit (initial issuing banks) and Citibank, N.A., as administrative agent (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on May 11, 2006).

10.1	Agreement Regarding Special Compensation and Post Employment Restrictive Covenants, dated as of December 12, 1995, by and between Sprint Corporation and Gene M. Betts (Incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the Registration Statement on Form 10 (File No. 001-32732), filed with the Securities and Exchange Commission on March 14, 2006).

10.2		Special Compensation and Non-Compete Agreement, dated as of August 12, 1996, by and between Sprint Corporation and William R. Blessing (Incorporated by reference to Exhibit 10.6 to Amendment No. 1 to the Registration Statement on Form 10 (File No. 001-32732), filed with the Securities and Exchange Commission on March 14, 2006).

10.3		Employment Agreement, dated as of August 29, 2005, by and among Sprint Corporation, Sprint/United Management Company and Melanie Coleman (Incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Registration Statement on Form 10 (File No. 001-32732), filed with the Securities and Exchange Commission on March 14, 2006).

10.4		Special Compensation and Non-Compete Agreement, dated as of August 12, 1997, by and between Sprint Corporation and Michael B. Fuller (Incorporated by reference to Exhibit 10.8 to Amendment No. 1 to the Registration Statement on Form 10 (File No. 001-32732), filed with the Securities and Exchange Commission on March 14, 2006).

10.5		Contingency Employment Agreement, dated as of August 12, 1997, by and between Sprint Corporation and Michael B. Fuller (Incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Registration Statement on Form 10 (File No. 001-32732), filed with the Securities and Exchange Commission on March 14, 2006).

10.6		Employment Agreement, dated as of December 3, 2003, by and among Sprint Corporation, Sprint/United Management Company and Thomas A. Gerke (Incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Registration Statement on Form 10 (File No. 001-32732), filed with the Securities and Exchange Commission on March 14, 2006).

10.7		Employment Agreement, dated as of June 7, 2005, by and among Sprint Corporation, Sprint/United Management Company and Daniel R. Hesse (Incorporated by reference to Exhibit 10.11 to Amendment No. 1 to the Registration Statement on Form 10 (File No. 001-32732), filed with the Securities and Exchange Commission on March 14, 2006).

10.8		Special Compensation and Non-Compete Agreement, dated as of December 9, 1997, by and between Sprint Corporation and Thomas J. McEvoy (Incorporated by reference to Exhibit 10.12 to Amendment No. 1 to the Registration Statement on Form 10 (File No. 001-32732), filed with the Securities and Exchange Commission on March 14, 2006).

10.9		Embarq Corporation 2006 Equity Incentive Plan (Incorporated by reference to Exhibit 10.13 to Amendment No. 4 to the Registration Statement on Form 10 (File No. 001-32732), filed with the Securities and Exchange Commission on May 2, 2006).

10.1		Embarq Corporation Short-Term Incentive Plan (Incorporated by reference to Exhibit 10.14 to Amendment No. 4 to the Registration Statement on Form 10 (File No. 001-32732), filed with the Securities and Exchange Commission on May 2, 2006).

10.11		Form of Indemnification Agreement entered into between Embarq Corporation and each of its directors and each of the following executive officers: Gene M. Betts, William R. Blessing, Harrison S. Campbell, William E. Cheek, Melanie K. Coleman, Michael B. Fuller, Thomas A. Gerke, E.J. Holland, Jr., Thomas J. McEvoy and Leslie H. Meredith (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on May 5, 2006).

10.12		Embarq Corporation Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on May 11, 2006).

10.13		Embarq Corporation Key Management Benefit Plan (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on May 11, 2006).

10.14		Embarq Corporation Non-Employee Director Compensation Program (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on May 21, 2006).

10.15		Form of Special Equity Award Agreement for Individuals with Employment or Severance Agreements (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on July 25, 2006).

10.16		Form of Special Equity Award Agreement for Individuals without Employment or Severance Agreements (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on July 25, 2006).

(31)	(a)	Certification of Chief Executive Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a).

	(b)	Certification of Chief Financial Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a).

(32)	(a)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	(b)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
Melanie K. Coleman
Vice-President and Controller
(Chief Accounting Officer)

Dated: August 14, 2006

EXHIBIT INDEX

Exhibit Number	Description
2.1*	Separation and Distribution Agreement (Incorporated by reference to Exhibit 2.1 to Amendment No. 4 to the Registration Statement on Form 10 (File No. 001-32732), filed with the Securities and Exchange Commission on May 2, 2006).

2.2*	Transition Services Agreement between Embarq Corporation (receiver) and Sprint Nextel Corporation (provider) dated as of January 20, 2006 (Incorporated by reference to Exhibit 2.2 to Amendment No. 3 to the Registration Statement on Form 10 (File No. 001-32732), filed with the Securities and Exchange Commission on April 28, 2006).

2.3*	Transition Services Agreement between Embarq Corporation (provider) and Sprint Nextel Corporation (receiver) dated as of January 20, 2006 (Incorporated by reference to Exhibit 2.3 to Amendment No. 3 to the Registration Statement on Form 10 (File No. 0001-32732), filed with the Securities and Exchange Commission on April 28, 2006.

2.4*	Tax Sharing Agreement dated as of May 17, 2006 by and among Sprint Nextel Corporation, Embarq Corporation and certain Embarq subsidiaries (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on May 18, 2006).

2.5*	Employee Matters Agreement dated as of May 17, 2006 between Sprint Nextel Corporation and Embarq Corporation (Incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on May 18, 2006).

2.6*	Patent Agreement dated as of May 17, 2006 by and between Sprint Nextel Corporation and Embarq Corporation (Incorporated by reference to Exhibit 2.5 to the Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on May 18, 2006).

2.7*	Trademark Assignment and License Agreement dated as of May 17, 2006, by and among Sprint Nextel Corporation, Embarq Corporation and certain Embarq subsidiaries (Incorporated by reference to Exhibit 2.3 to the Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on May 18, 2006).

2.8*	Software and Proprietary Information Agreement dated as of May 17, 2006 by and between Embarq Corporation and Sprint Nextel Corporation (Incorporated by reference to Exhibit 2.4 to the Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on May 18, 2006).

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Registration Statement on Form 10 (File No. 001-32732), filed with the Securities and Exchange Commission on May 2, 2006).

3.2	Amended and Restated Bylaws, as amended (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on July 25, 2006).

4.1	Indenture, dated as of May 17, 2006, by and between Embarq Corporation and J.P. Morgan Trust Company, National Association, a national banking association, as trustee (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on May 18, 2006).

4.2	Form of Note (Incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Registration Statement on Form S-1/A (Registration No. 333-131747), filed with the Securities and Exchange Commission on April 14, 2006).

4.3	Credit Agreement, dated May 10, 2006, by and among Embarq Corporation (borrower), the banks, financial institutions and other institutional lenders (initial lenders) and issuers of letters of credit (initial issuing banks) and Citibank, N.A., as administrative agent (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on May 11, 2006).

10.1	Agreement Regarding Special Compensation and Post Employment Restrictive Covenants, dated as of December 12, 1995, by and between Sprint Corporation and Gene M. Betts (Incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the Registration Statement on Form 10 (File No. 001-32732), filed with the Securities and Exchange Commission on March 14, 2006).

10.2	Special Compensation and Non-Compete Agreement, dated as of August 12, 1996, by and between Sprint Corporation and William R. Blessing (Incorporated by reference to Exhibit 10.6 to Amendment No. 1 to the Registration Statement on Form 10 (File No. 001-32732), filed with the Securities and Exchange Commission on March 14, 2006).

10.3	Employment Agreement, dated as of August 29, 2005, by and among Sprint Corporation, Sprint/United Management Company and Melanie Coleman (Incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Registration Statement on Form 10 (File No. 001-32732), filed with the Securities and Exchange Commission on March 14, 2006).

10.4	Special Compensation and Non-Compete Agreement, dated as of August 12, 1997, by and between Sprint Corporation and Michael B. Fuller (Incorporated by reference to Exhibit 10.8 to Amendment No. 1 to the Registration Statement on Form 10 (File No. 001-32732), filed with the Securities and Exchange Commission on March 14, 2006).

10.5		Contingency Employment Agreement, dated as of August 12, 1997, by and between Sprint Corporation and Michael B. Fuller (Incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Registration Statement on Form 10 (File No. 001-32732), filed with the Securities and Exchange Commission on March 14, 2006).

10.6		Employment Agreement, dated as of December 3, 2003, by and among Sprint Corporation, Sprint/United Management Company and Thomas A. Gerke (Incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Registration Statement on Form 10 (File No. 001-32732), filed with the Securities and Exchange Commission on March 14, 2006).

10.7		Employment Agreement, dated as of June 7, 2005, by and among Sprint Corporation, Sprint/United Management Company and Daniel R. Hesse (Incorporated by reference to Exhibit 10.11 to Amendment No. 1 to the Registration Statement on Form 10 (File No. 001-32732), filed with the Securities and Exchange Commission on March 14, 2006).

10.8		Special Compensation and Non-Compete Agreement, dated as of December 9, 1997, by and between Sprint Corporation and Thomas J. McEvoy (Incorporated by reference to Exhibit 10.12 to Amendment No. 1 to the Registration Statement on Form 10 (File No. 001-32732), filed with the Securities and Exchange Commission on March 14, 2006).

10.9		Embarq Corporation 2006 Equity Incentive Plan (Incorporated by reference to Exhibit 10.13 to Amendment No. 4 to the Registration Statement on Form 10 (File No. 001-32732), filed with the Securities and Exchange Commission on May 2, 2006).

10.1		Embarq Corporation Short-Term Incentive Plan (Incorporated by reference to Exhibit 10.14 to Amendment No. 4 to the Registration Statement on Form 10 (File No. 001-32732), filed with the Securities and Exchange Commission on May 2, 2006).

10.11		Form of Indemnification Agreement entered into between Embarq Corporation and each of its directors and each of the following executive officers: Gene M. Betts, William R. Blessing, Harrison S. Campbell, William E. Cheek, Melanie K. Coleman, Michael B. Fuller, Thomas A. Gerke, E.J. Holland, Jr., Thomas J. McEvoy and Leslie H. Meredith (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on May 5, 2006).

10.12		Embarq Corporation Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on May 11, 2006).

10.13		Embarq Corporation Key Management Benefit Plan (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on May 11, 2006).

10.14		Embarq Corporation Non-Employee Director Compensation Program (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on May 21, 2006).

10.15		Form of Special Equity Award Agreement for Individuals with Employment or Severance Agreements (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on July 25, 2006).

10.16		Form of Special Equity Award Agreement for Individuals without Employment or Severance Agreements (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on July 25, 2006).

(31)	(a)	Certification of Chief Executive Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a).

	(b)	Certification of Chief Financial Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a).

(32)	(a)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	(b)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Our company will furnish to the Securities and Exchange Commission, upon request, a copy of the instruments defining the rights of holders of long-term debt that does not exceed 10% of the total assets of our company.

*	Schedules and/or exhibits not filed will be furnished supplementally to the Securities and Exchange Commission upon request.