Form 10-Q
period 2006-09-30
Embarq CORP
filed 2006-11-13
CIK 1350031

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

COMMON SHARES OUTSTANDING AT OCTOBER 31, 2006:

COMMON STOCK: 149,490,309

Part I.

Item 1.

EMBARQ CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(millions, except per share data)

	Quarters Ended September 30,		Year to Date September 30,
	2006	2005	2006	2005
Net Operating Revenues
Service revenue	$1,454	$1,394	$4,250	$4,177
Product revenue	152	209	496	474

Total net operating revenue	1,606	1,603	4,746	4,651

Operating Expenses
Cost of services	438	360	1,183	1,060
Cost of products	145	189	454	426
Selling, general and administrative	390	390	1,212	1,184
Depreciation and amortization	267	243	759	734

Total operating expenses	1,240	1,182	3,608	3,404

Operating Income	366	421	1,138	1,247
Interest expense	116	19	203	63
Other (income) expense, net	(5)	(1)	(13)	(5)

Income before income taxes	255	403	948	1,189
Income tax expense	95	161	358	466

Net Income	$160	$242	$590	$723

			(Pro forma)
Earnings per common share
Basic	$1.07		$3.96

Diluted	$1.06		$3.93

Weighted average common shares outstanding
Basic	149.2		149.1

Diluted	150.5		150.1

See accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

EMBARQ CORPORATION

CONSOLIDATED BALANCE SHEETS

(millions)

	September 30, 2006	December 31, 2005
	(Unaudited)
Assets
Current assets
Cash and equivalents	$34	$103
Accounts receivable, net of allowance for doubtful accounts of $56 and $57, respectively	678	660
Inventories	188	174
Other assets	113	135

Total current assets	1,013	1,072
Gross property, plant and equipment	20,721	19,784
Accumulated depreciation	(12,667)	(11,980)

Net property, plant and equipment	8,054	7,804
Goodwill	27	27
Prepaid pension asset	777	219
Other assets	43	99

Total	$9,914	$9,221

Liabilities and Stockholders’ Equity
Current liabilities
Current maturities of long-term debt	$37	$2
Accounts payable	495	528
Accrued taxes	181	104
Payroll and employee benefits	169	118
Deferred revenue	212	215
Accrued interest	147	35
Other	101	82

Total current liabilities	1,342	1,084
Noncurrent liabilities
Long-term debt	6,506	1,123
Deferred income taxes	1,320	1,290
Net postretirement and other benefit obligations	794	793
Other	143	79

Total noncurrent liabilities	8,763	3,285
Stockholders’ equity
Business Equity	—	5,377
Preferred Stock, $.01 par value; 200 shares authorized; no shares issued and outstanding	—	—
Common Stock, $.01 par value; 1,250 shares authorized; 149.4 shares issued and outstanding	1	—
Paid-in capital	(410)	—
Retained earnings	189	—
Accumulated other comprehensive income (loss)	29	(525)

Total stockholders’ equity	(191)	4,852

Total	$9,914	$9,221

See accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

EMBARQ CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(millions)

	Year to Date September 30,
	2006	2005
Operating Activities
Net income	$590	$723
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	759	734
Provision for losses on accounts receivable	40	37
Deferred income taxes	(36)	36
Gain on sale of assets	(12)	(3)
Changes in assets and liabilities:
Accounts receivable	(39)	(33)
Inventories and other current assets	53	21
Accounts payable and other current liabilities	341	5
Noncurrent assets and liabilities, net	(14)	(76)
Other, net	(1)	6

Net cash provided by operating activities	1,681	1,450

Investing Activities
Capital expenditures	(709)	(543)
Proceeds from sales of assets	38	13

Net cash used by investing activities	(671)	(530)

Financing Activities
Borrowings under credit facility, net of revolver repayments	1,695	—
Payments on long-term debt	(302)	(115)
Net cash paid to Sprint Nextel associated with the spin-off	(2,208)	—
Proceeds from common stock issued	10	—
Dividends paid to stockholders	(75)	—
Dividends paid to Sprint Nextel	(194)	(833)
Other, net	(5)	—

Net cash used by financing activities	(1,079)	(948)

Increase (Decrease) in Cash and Equivalents	(69)	(28)
Cash and Equivalents at Beginning of Period	103	113

Cash and Equivalents at End of Period	$34	$85

Supplemental Cash Flow Information
Cash paid for interest, net of amounts capitalized	$75	$74
Cash paid for income taxes	$314	$372
Non-cash transactions with Sprint Nextel:
Distribution of senior notes	$(4,485)	$—
Transfer of notes receivable	460	—
Transfer of property, plant and equipment, net	310	—
Transfer of pension assets, net of postretirement and other benefit obligations	(358)	—
Elimination of additional minimum pension liability and pension intangible	837	—
Transfer of other assets & liabilities, net	73	—
Deferred income taxes related to assets and liabilities transferred	(50)	—

Total non-cash activities associated with the spin-off	$(3,213)	$—
Net cash paid to Sprint Nextel associated with the spin-off	(2,208)	—

Combined cash and non-cash activities associated with the spin-off	$(5,421)	$—

See accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

EMBARQ CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(millions)

	Business Equity	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)		Total Stockholders’ Equity
						Additional Minimum Pension Liability, Net of Tax	Unrealized Gain (Loss) on Investments, Net of Tax
December 31, 2005 balance	$5,377	$—	$—	$—	$—	$(516)	$(9)	$4,852
Net income	326	—	—	—	—	—	—	326
Dividends paid to Sprint Nextel	(194)	—	—	—	—	—	—	(194)
Cash flow derivatives, net of tax	—	—	—	—	—	—	39	39
Net transfer to Sprint Nextel	(5,509)	—	1	(429)	—	516	—	(5,421)

May 17, 2006 balance	—	—	1	(429)	—	—	30	(398)

Net income	—	—	—	—	264	—	—	264
Dividends paid to shareholders	—	—	—	—	(75)	—	—	(75)
Common stock issued	—	—	—	10	—	—	—	10
Stock-based compensation expense	—	—	—	9	—	—	—	9
Amortization of cash flow hedge	—	—	—	—	—	—	(1)	(1)

September 30, 2006 balance	$—	$—	$1	$(410)	$189	$—	$29	$(191)

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

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States were condensed or omitted. As a result, these consolidated financial statements should be read along with Embarq Corporation’s registration statement on Form 10, as amended, filed with the SEC on May 2, 2006 (Form 10). Operating results for the 2006 year to date period do not necessarily represent the results that may be expected for the year ending December 31, 2006.

1. Background and Basis of Presentation

Formation of the Entity and Nature of Operations

In December 2004, Sprint Nextel Corporation (Sprint Nextel) announced its intention to spin-off its local communications business and product distribution operations from its other businesses in a tax-free transaction. On February 1, 2006, the local communications business, formerly LTD Holding Company, announced its new name, Embarq Corporation (Embarq).

On May 17, 2006, in exchange for, and as a condition to, the transfer of assets and the assumption of liabilities described below, Embarq: issued to Sprint Nextel 149 million shares of Embarq common stock, par value $.01 per share, issued to Sprint Nextel $4.485 billion of Embarq senior notes, and transferred to Sprint Nextel approximately $2.1 billion in cash. In exchange for, and contemporaneously with, the issuance of the Embarq common stock and transfer of debt and cash described above, Sprint Nextel transferred to Embarq assets consisting primarily of Sprint Nextel’s local communications operations and wholesale product distribution operations and the consumer and certain business long-distance customers located in Embarq’s service territories. Contemporaneous with the asset transfer, Embarq assumed certain liabilities related to its business. These transactions resulted in a net deficit in paid-in capital. Following the transfer Sprint Nextel distributed pro rata to each stockholder of record as of the close of business on the record date one share of Embarq common stock for every 20 shares of Sprint Nextel voting and non-voting common shares held.

Significant changes to Embarq’s results of operations and financial position resulting from the spin-off were as follows:

•	Results of operations were negatively impacted for the period subsequent to May 17, 2006, resulting from the net of tax effect of increased interest expense and separation-related costs, which were partially offset by the net of tax effect of the addition of consumer and certain business long-distance customers and a net decrease in allocated capital charges.

•	Sprint Nextel transferred cash of $200 million to Embarq, as required by the Separation and Distribution Agreement.

•	Net property, plant and equipment increased $310 million reflecting assets received from Sprint Nextel pursuant to the spin-off. These assets were recorded at Sprint Nextel’s historical cost basis as of May 17, 2006. Depreciable lives of the assets did not change.

•	The prepaid pension asset, allocated to Embarq by Sprint Nextel, of $219 million at December 31, 2005, increased to $790 million based upon the actuarial analysis of accumulated benefit obligation and pension fund assets attributed to Embarq at the date of the spin-off. See Note 5, Employee Benefit Plans.

•	Long-term debt increased by $6.125 billion. This reflects borrowings under the credit facility and the issuance of senior notes, partially offset by the elimination of notes previously due to Sprint Nextel.

•	Deferred income tax liability increased by $50 million related to assets and liabilities transferred and is subject to further adjustment consistent with the Tax Sharing Agreement.

•	Embarq began accumulating retained earnings following the spin-off and recognized the par value and paid-in-capital in connection with the issuance of approximately 149 million shares of common stock. Because a direct ownership relationship did not exist among all the various units comprising Embarq, business equity was shown in lieu of stockholders’ equity in the consolidated balance sheets for periods prior to May 17, 2006.

Following the spin-off, Embarq is subject to true-up calculations to account for certain agreed upon matters, including net working capital, capital expenditures, separation costs and income taxes. Based on a preliminary calculation of the working capital, capital expenditure and separation cost true-ups, Embarq has accrued approximately $53 million, which is reflected in “Accounts payable” in the Consolidated Balance Sheet as of September 30, 2006. This calculation is preliminary and subject to further adjustment based on the processes agreed upon in the Separation and Distribution Agreement. Embarq expects this true-up to be finalized and settled by the 2006 year end. Embarq expects income tax true-ups to be finalized and settled consistent with the terms of the Tax Sharing Agreement.

Embarq consists primarily of regulated local phone companies operating in 18 states. Embarq provides, both directly and through wholesale and sales agency relationships, local voice and data, including high speed internet and nationwide long-distance, satellite video services and wireless services to customers within our local service territories. Embarq also provides access to its local network, other wholesale communications services to other carriers and sells communications equipment and other services to residential and business customers. Through its Logistics segment, Embarq engages in wholesale distribution of communications products and other services.

As of September 30, 2006, Embarq had approximately 19,800 active employees. Approximately 35% of these employees were represented by unions which were subject to collective bargaining agreements. There have been no material changes to these collective bargaining agreements.

Basis of Presentation

The accompanying consolidated financial statements reflect Embarq’s consolidated operations as a separate, stand-alone entity subsequent to May 17, 2006, together with the combined historical operations of the entities which comprised the local communications business, including wholesale product distribution, of Sprint Nextel. As a result of the transfer by Sprint Nextel of consumer and certain business long-distance voice customers in Embarq’s service territory, Embarq’s results before the spin-off are not fully comparable to those after the spin-off.

All entities included in Embarq’s presentation were under Sprint Nextel’s common control until the spin-off on May 17, 2006. There are no significant minority interests. These consolidated financial statements are presented using the historical results of operations and historical basis of assets and liabilities of these businesses. All intercompany transactions between these consolidated entities were eliminated.

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

The financial information in these consolidated financial statements do not include all the expenses that would have been incurred had Embarq been a separate, stand-alone entity and do not reflect Embarq’s results of operations, financial position and cash flows had Embarq been a separate, stand-alone entity through May 17, 2006. Embarq’s management believes that all historical costs of operations were reflected in the consolidated financial statements. Additionally, the assets and liabilities included in Embarq’s consolidated financial statements herein may differ following the completion of the review of assets transferred, liabilities assumed and contracts assigned to Embarq by Sprint Nextel as provided for by the Separation and Distribution Agreement as of the date of the spin-off. Embarq expects this review to be finalized and settled by the 2006 year end.

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

For the periods through May 17, 2006, Sprint Nextel provided facilities, information services, marketing and certain corporate and administrative services to its subsidiaries, including Embarq. Sprint Nextel directly assigned, where possible, related costs based on the subsidiaries’ use of these services. Where direct assignment was not possible, or practical, Sprint

Nextel used indirect methods, including time studies and headcounts, to allocate shared service costs to its subsidiaries. The services provided by Sprint Nextel to its subsidiaries were generally accounted for based on fully distributed costs, which Embarq believes approximate fair value. Related party payables to Sprint Nextel resulting from the allocation of shared service costs were settled approximately one month after their initial recognition. Embarq’s related party payables for purposes of the December 31, 2005 consolidated financial statements were presented as “Accounts payable.”

For a period of up to two years following the spin-off, Sprint Nextel and Embarq will continue to provide one another with many of the services discussed above, at cost, pursuant to transition services agreements. In order to exit these arrangements, both Sprint Nextel and Embarq will arrange to procure these services from third parties or through their own employees. In addition to transition services agreements, Embarq entered into other agreements with Sprint Nextel covering such matters as commercial services, employee matters, intellectual property and tax sharing. A brief summary of each follows:

•	Commercial service agreements govern how Embarq and Sprint Nextel will obtain certain services from one another. The pricing in these agreements is based on each company’s market rates. These agreements allow Embarq to brand and market wireless and long-distance services and to sell Sprint Nextel branded wireless, long-distance and data services pursuant to an agency agreement. Embarq also provides Sprint Nextel with calling name database services, routing of wireless-originated toll free calls and access circuits.

•	The Employee Matters Agreement provides for the allocation of assets, liabilities and responsibilities with respect to certain employee compensation and benefit plans.

•	Intellectual property agreements, including a Patent Agreement, Trademark Agreement and a Software and Proprietary Rights Agreement, collectively transfer ownership of certain intellectual property that was used primarily to support Embarq’s local communications business as well as give Embarq the right to use certain Sprint Nextel intellectual property for a limited period of time.

•	The Tax Sharing Agreement governs both Embarq’s and Sprint Nextel’s rights and obligations with respect to taxes for both pre and post distribution periods. Under the Tax Sharing Agreement, Embarq generally is required to indemnify Sprint Nextel for any taxes attributable to Embarq’s operations for all pre-distribution periods and any tax resulting from the spin-off in certain circumstances. Sprint Nextel generally is required to indemnify Embarq for any taxes attributable to Sprint Nextel’s operations for all pre-distribution periods.

Cash and Equivalents

Cash and equivalents include cash and highly liquid investments with original maturities of three months or less. The December 31, 2005 balance included advances due from Sprint Nextel as discussed above. As of September 30, 2006, no such advances were held by Embarq.

Property, Plant and Equipment

Property, plant and equipment are recorded at historical cost. Embarq follows a straight line method and group method of depreciation accounting. The costs of homogeneous units of property are aggregated to form group assets that are depreciated over an average economic useful life established for each group. Estimates and assumptions are used both in establishing the average economic lives and testing for recoverability for each group. Assumptions are based on internal studies of use, industry data on lives, recognition of technological advancements and understanding of business strategy. Assumptions are reevaluated annually. Generally, changes in economic life estimates are effected through changes in the remaining depreciable lives of the applicable group assets and are considered an accounting estimate in accordance with Statement of Financial Accounting Standards (SFAS) No. 154, Accounting Changes and Error Corrections—a replacement of APB No. 20 and FAS No. 3.

As part of the latest annual depreciation analysis, depreciation rates were decreased primarily for digital switching equipment and transport circuit equipment. These changes resulted in decreased depreciation expense for the third quarter and year to date periods of 2006 of $7 million and $21 million, respectively. This resulted in basic and diluted earnings per share being increased for the 2006 third quarter and pro forma year to date periods $0.03 and $0.09, respectively. These depreciation reductions were more than offset by incremental depreciation expense related to assets transferred to Embarq at spin-off and increased depreciation expense related to growth in plant assets in 2006. See Formation of the Entity and Nature of Operations for further discussion related to the spin-off.

Earnings per Common Share

Pro forma basic and diluted earnings per common share were computed by dividing net income by the number of pro forma basic and diluted weighted average common shares outstanding for the year to date period ended September 30, 2006. For purposes of calculating pro forma basic weighted average common shares outstanding, Embarq assumed the shares issued at the spin-off of 149 million shares to be outstanding from the period from January 1, 2006 through May 17, 2006. For purposes of calculating pro forma diluted weighted average common shares outstanding, Embarq assumed potentially dilutive securities at the spin-date to be dilutive for the period January 1, 2006 through May 17, 2006. Basic and diluted earnings per share for the quarter ended September 30, 2006 represented a full quarter of post-spin earnings and were computed in accordance with SFAS No. 128, Earnings per Share.

Universal Service Fund (USF)

During the third quarter, Embarq adopted Emerging Issue Task Force (EITF) 06-03, How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation). Embarq records Federal and State USF surcharges on a gross basis. The total amount of surcharges recorded in net operating revenue in the third quarter and year to date periods was as follows:

	Quarters Ended September 30,		Year to Date September 30,
	2006	2005	2006	2005
	(millions)		(millions)
Federal and State USF surcharges	$25	$21	$72	$65

2. Debt and Financial Instruments

In connection with the spin-off, Embarq issued to Sprint Nextel senior notes in an aggregate amount of $4.485 billion. In addition, Embarq entered into a five-year credit facility with certain financial institutions. The credit facility expires in May 2011 and consists of a $1.5 billion revolver and a $1.6 billion term loan. Up to $200 million of the revolver can be used for letters of credit, which would reduce the amount available for direct borrowings. As of May 17, 2006, the date of the spin-off, Embarq had $2.1 billion of borrowings against the credit facility. At September 30, 2006, Embarq had $1.395 billion of borrowings against the credit facility, consisting of a $95 million advance under the $1.5 billion revolver and a $1.3 billion term loan.

The credit facility provides for interest rates equal to a base rate or LIBOR plus an applicable margin. The applicable margin is based on Embarq’s non-credit enhanced long-term senior unsecured debt rating. The terms of our credit facility include customary covenants that, among other things, require Embarq to maintain certain financial ratios and restrict its ability to incur additional indebtedness.

Embarq’s long-term debt as of September 30, 2006 and December 31, 2005, respectively, was as follows:

	Interest Rate	Maturing	September 30, 2006	December 31, 2005
			(millions)
Credit facility	5.9%	2011	$1,395	$—
Senior notes
Notes due 2013	6.7%	2013	1,000	—
Notes due 2016	7.1%	2016	2,000	—
Notes due 2036	8.0%	2036	1,485	—
Other	6.8% to 9.8%	2007 to 2025	663	1,125

			6,543	1,125
Current maturities of long-term debt			(37)	(2)

Total long-term debt			$6,506	$1,123

As of September 30, 2006, the fair value of the long-term debt was approximately $6.8 billion.

As of September 30, 2006, Embarq was in compliance with all financial covenants associated with Embarq’s borrowings.

In anticipation of issuing $4.485 billion of senior notes to Sprint Nextel at the time of spin-off, Embarq took steps in the 2005 fourth quarter to limit its interest rate risk by entering into hedge transactions with external counterparties. On May 12, 2006, the hedge instruments entered into in 2005 were terminated. The accumulated other comprehensive income associated with these hedges was $51 million, $30 million net of tax, and will be amortized using the effective interest method and reclassified to interest expense as a yield adjustment of the hedged semi-annual interest payment for ten years. For the quarter and year to date periods ended September, 2006, Embarq reclassified approximately $1.3 million and $1.7 million, respectively, as a reduction of interest expense.

3. Comprehensive Income

Comprehensive income consisted of net income and other gains and losses affecting equity and retained earnings that, under generally accepted accounting principles, were excluded from net income.

	Quarters Ended September 30,		Year to Date September 30,
	2006	2005	2006	2005
	(millions)		(millions)
Net income	$160	$242	$590	$723
Cash flow hedging derivatives, net of taxes	(1)	—	38	—
Net additional minimum pension obligation	—	—	516	—

Comprehensive income	$159	$242	$1,144	$723

4. Restructuring Activity

In the 2006 first quarter, Embarq completed a restructuring program with the goal of improving its cost structure. The restructuring resulted in a $30 million charge, due to severance for approximately 420 employees. Of this $30 million, $20 million is reflected as costs of services and $10 million as selling, general and administrative expense in the accompanying Consolidated Statements of Operations (Unaudited). The restructuring resulted in $26 million in increased expense for the Telecommunications segment and $4 million for Logistics. Approximately $6 million and $20 million of severance payments were made during the quarter and year to date periods ended September 30, 2006, respectively.

5. Employee Benefit Plans

Defined Benefit Pension Plan

Embarq sponsors a noncontributory defined benefit pension plan. Benefits for plan participants belonging to unions are based on negotiated schedules. All other participants’ pension benefits are based on each individual participant’s years of service and compensation.

Prior to Spin-off

Prior to spin-off, a substantial number of Embarq’s employees were covered by a non-contributory defined benefit plan sponsored by Sprint Nextel. Embarq’s pension expenses were recognized through allocations from Sprint Nextel. Embarq’s allocated pension expenses for the pre spin-off portion of the year to date period ended September 30, 2006 and for the entire quarter and year to date periods ended September 30, 2005, were as follows:

	Pre Spin-Off
	Quarters Ended September 30,		Year to Date September 30,
	2006	2005	2006 (1)	2005
	(millions)		(millions)
Pension expense	$—	$16	$20	$48

(1)	Through May 17, 2006.

The amounts that were recognized on the consolidated balance sheet as of December 31, 2005, which represent allocations from Sprint Nextel’s pension plan, consisted of:

December 31, 2005
(millions)
Prepaid pension asset	$219
Intangible asset	80
Accumulated other comprehensive loss	837

Net amount recognized	$1,136

In accordance with SFAS No. 87, Employer’s Accounting for Pensions, as of December 31, 2005, Embarq recorded an additional minimum pension liability representing an allocation of the excess of Sprint Nextel’s unfunded accumulated benefit obligation over plan assets and accrued pension costs. Recognition of the additional pension liability created an intangible asset equal to the unrecognized prior service costs and a charge to equity through “Accumulated other comprehensive income (loss).” The following table sets forth these amounts as of December 31, 2005.

December 31, 2005
(millions)
Additional minimum pension liability	$917
Intangible asset	80

Accumulated other comprehensive loss	$837
Deferred tax effect	(321)

Accumulated other comprehensive loss, net of tax	$516

Remeasurement at Spin-off

Following the spin-off on May 17, 2006, Embarq established its own pension benefit plans and directly recognizes all costs associated with these plans. The final calculation of Embarq’s pension assets, liabilities and expense was completed in October 2006, using the spin-off date, May 17, 2006, as the measurement date. As a stand-alone public company, Embarq will use December 31 as its measurement date for future actuarial valuations.

The completed calculation of Embarq’s pension assets and liabilities resulted in significant adjustments to Embarq’s Consolidated Balance Sheet as compared to December 31, 2005. The following table sets forth detail of these adjustments and reconciliation of the prepaid pension asset from December 31, 2005 through the date of spin:

(millions)
Prepaid pension asset at December 31, 2005	$219
Allocated expense recognized through spin-off	(20)
Transfer of pension obligation from Sprint Nextel	(326)
Elimination of additional minimum pension liability	917

Prepaid pension asset at May 17, 2006	$790

The results and assumptions of the remeasurement and reconciliation to amounts recognized at September 30, 2006 are included in the following tables:

The following table shows the changes in projected benefit obligation for the spin-off to September 30, 2006:

(millions)
Projected benefit obligation at spin-off	$3,115
Service cost	21
Interest cost	82
Benefit payments	(59)

Projected benefit obligation at September 30, 2006	$3,159

The plan’s accumulated benefit obligation was $3.0 billion as of May 17, 2006 and was estimated to be $3.0 billion as of September 30, 2006 under the assumptions used at spin-off.

The following table shows the changes in plan assets from spin-off to September 30, 2006:

(millions)
Plan assets at spin-off	$3,089
Employer contributions	—

Investment return	50
Benefits paid	(59)

Plan assets at September 30, 2006	$3,080

The funded status and amounts recognized on Embarq’s consolidated balance sheet at May 17, 2006 and September 30, 2006 were as follows:

	May 17, 2006	September 30, 2006
	(millions)	(millions)
Projected benefit obligation in excess of plan assets	$(26)	$(79)
Unrecognized net loss	743	790
Unrecognized prior service cost	74	67
Unamortized transition asset	(1)	(1)

Net amount recognized	$790	$777

As of May 17, 2006 and September 30, 2006, Embarq’s plan assets exceeded the accumulated benefit obligation. Consequently, Embarq did not record an additional minimum pension liability in accordance with SFAS No. 87, Employers’ Accounting for Pensions.

The net pension expense consisted of the following:

	Quarter Ended September 30, 2006	Year to Date (1) September 30, 2006
	(millions)
Service cost	$14	$21
Interest on projected benefit obligation	61	82
Expected return on plan assets	(84)	(113)
Amortization of prior service cost	5	7
Amortization of actuarial losses	10	16

Net pension expense	$6	$13

(1)	Subsequent to May 17, 2006.

Weighted average assumptions utilized to determine net periodic pension expense and pension benefit obligations as of spin-off were as follows:

Discount Rate	6.40%
Expected blended rate of future pay raises	4.25%
Expected long-term rate of return on plan assets (pension expense only)	8.75%

In determining pension and postretirement benefit obligations, Embarq was required to develop assumptions for the discount rate and the expected long-term return on plan assets. These assumptions were based upon market conditions. In selecting the discount rate, Embarq’s third party actuaries constructed a hypothetical portfolio of bonds rated AA- or better that produced a cash flow matching the projected benefit payments of the plan. For the May 17, 2006 measurement date, this exercise produced a discount rate of 6.40%, a 65 basis point increase from the rate used by Sprint Nextel at December 31, 2005.

Embarq’s assumption regarding the expected long-term return on plan assets at spin-off is 8.75%. This assumption was determined by considering forward-looking estimates of the expected long-term returns for a portfolio invested according to the pension trust’s target investment policy.

The pension trust is invested in a well-diversified portfolio of securities which do not include any Embarq securities. The plan’s assets allocation percentages by asset category were as follows:

September 30, 2006
Equity securities	64%
Debt securities	15%
Real estate	11%
Other	10%

Total plan assets	100%

The current asset allocation targets for the trust are: Equities 65% (+/-10%), Debt 15% (+/-5%), Real Estate 10% (+/-5%) and Other of 10% (+/-5%).

This plan is funded in excess of minimum required funding standards under the Employee Retirement Income Security Act (ERISA). No contributions are expected to be made during the current year.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

(millions)
2006 (October 1 to December 31)	$44
2007	175
2008	177
2009	180
2010	183
2011-2015	986

Postretirement benefits

Prior to Spin-off

Prior to the spin-off, Embarq’s postretirement benefit expenses were recognized through allocations from Sprint Nextel. Embarq’s allocated postretirement expenses for the pre spin-off portion of the year to date period ended September 30, 2006, and for the entire quarter and year to date periods ended September 30, 2005, were as follows:

	Pre Spin-Off
	Quarters Ended September 30,		Year to Date September 30,
	2006 (1)	2005	2006 (1)	2005
	(millions)		(millions)
Postretirement expense	$—	$8	$2	$22

(1)	Through May 17, 2006.

Remeasurement at Spin-off

Following the spin-off, Embarq established its own plans for postretirement medical benefits and life insurance for certain employees. Employees who retired before certain dates were eligible for medical benefits at no or reduced cost. Employees who retired after certain dates are eligible for medical benefits on a shared-cost basis. Embarq generally funds the accrued costs as benefits are paid.

The final calculation of Embarq’s postretirement assets, liabilities and expense was completed in October 2006, using the spin-off date, May 17, 2006, as the measurement date. As a stand-alone public company, Embarq will use December 31 as its measurement date for future actuarial valuations.

The following table shows the changes in accumulated postretirement benefit obligations from the spin-off to September 30, 2006:

(millions)
Benefit obligation at spin-off	$601
Service cost	3
Interest cost	13
Benefits paid	(23)

Benefit obligation at September 30, 2006	$594

The funded status and amounts recognized on Embarq’s consolidated balance sheet at May 17, 2006 and September 30, 2006, were as follows:

	May 17, 2006	September 30, 2006
	(millions)	(millions)
Accumulated postretirement benefit obligation	$601	$594
Plan assets	(43)	(44)
Unrecognized transition obligation	6	6
Unrecognized prior service benefit	350	329
Unrecognized net loss	(173)	(159)

Accrued postretirement benefits costs	$741	$726

The net postretirement benefit costs consisted of the following:

	Quarter Ended September 30, 2006	Year to Date (1) September 30, 2006
	(millions)
Service costs	$2	$3
Interest on accumulated postretirement benefit obligation	9	13
Expected return on assets	(1)	(1)
Amortization of prior service cost	(14)	(21)
Amortization of actuarial losses	5	8

Net periodic postretirement benefit costs	$1	$2

(1)	Subsequent to May 17, 2006.

Weighted average assumptions utilized to determine net periodic postretirement benefit costs as of May 17, 2006 were as follows:

Discount Rate	6.4%

Assumed health care costs trend rates were:

Health care costs increases assumed for 2006	9.3%
Rate to which the cost trend rate is assumed to decline	5.0%
Year that the rate reaches the ultimate trend rate	2012

In determining the expected medical inflation trend assumption, Embarq looked to surveys of employers’ expectations of medical cost increases and to a spot survey of the retiree medical inflation assumptions expected to be used by other plan sponsors. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percentage point change in assumed health care cost trend rates would have the following effects:

	One percentage point increase	One percentage point decrease
	(millions)
Effect on total of service and interest cost	$1	$(1)
Effect on postretirement benefit obligation	28	(24)

Embarq plans to contribute to the postretirement benefit plan an amount equal to the value of benefits and premiums paid on a current basis.

The expected benefit payments, which reflect expected future service, as appropriate, were as follows:

(millions)
2006 (October 1 to December 31)	$15
2007	58
2008	54
2009	53
2010	53
2011-2015	254

Plan assets totaled $43 million as of May 17, 2006 and $44 million as of September 30, 2006. Embarq targets a 60% allocation to equities and a 40% allocation to debt. At September 30, 2006, the $44 million of plan assets were comprised of 62% equity and 38% debt. The plan holds no Embarq securities.

Year to Date Expense Summary

Total direct and allocated pension benefit and other postretirement expense for the third quarter and year to date periods was as follows.

	Quarters Ended September 30,		Year to Date September 30,
	2006	2005	2006	2005
	(millions)		(millions)
Pension Benefits
Pre-spin allocated expense	$—	$16	$20	$48
Post-spin direct expense	6	—	13	—

Total	$6	$16	$33	$48

Other Postretirement Benefits
Pre-spin allocated expense	$—	$8	$2	$22
Post-spin direct expense	1	—	2	—

Total	$1	$8	$4	$22

Adoption of SFAS 158

The Financial Accounting Standards Board recently issued Statement No. 158—Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132R. See Note 11, Recently Issued Accounting Pronouncements, for a further discussion of the impact of this Statement.

6. Stock-Based Compensation

Adoption of Statement of Financial Accounting Standards No. 123R

Effective January 1, 2006, Sprint Nextel adopted SFAS No. 123R, Share-Based Payment, utilizing the modified prospective method. The revised standard requires the recognition of compensation cost of unvested common stock options granted to employees before January 1, 2003 which were outstanding as of January 1, 2006. The allocated impact of the adoption of this standard was immaterial to Embarq because Sprint Nextel had previously accounted for stock option grants in accordance with SFAS No. 123, Accounting for Stock Compensation, as amended by SFAS No. 148, Accounting for Stock Compensation – Transition and Disclosure, as of January 1, 2003 using the prospective method. Following the spin-off, Embarq implemented the provisions of SFAS No. 123R related to the options, restricted stock and restricted stock units held by our employees.

Spin-off from Sprint Nextel

The Employee Matters Agreement provides that at spin-off, Sprint Nextel options held by Embarq employees would be converted into options to purchase shares of Embarq common stock. At the date of the spin-off, Embarq employees held 15.2 million Sprint Nextel stock options which were converted, using the Embarq price ratio, into 8.2 million Embarq stock options. These options had substantially the same terms and conditions as the terms and conditions of the underlying Sprint Nextel options.

Additionally, in connection with the spin-off and following the conversion, a special equity award of Embarq restricted stock units was granted to certain Embarq employees who had their Sprint Nextel options converted into Embarq options. These awards will vest over a three year service period and were valued at the closing market value of Embarq stock on the first business day following the grant date, May 22, 2006.

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

The fair value of the converted Embarq options and the special equity award was less than that of the former Sprint Nextel options as determined using the Black-Scholes-Merton model and the assumptions below:

	Sprint Nextel	Embarq
Stock price at the spin-off date	$24.43	$45.40

Weighted average strike price	$27.57	$51.23

Weighted average volatility rate	24.19%	22.23%

Weighted average risk-free interest rate	4.98%	4.98%

Dividend yield	0.41%	4.43%

Weighted average expected term (years)	4.42	4.42

Pursuant to the Employee Matters Agreement, Sprint Nextel and Embarq employees retained any restricted stock and restricted stock units issued by Sprint Nextel. In addition, the holders of these awards were issued pro rata one Embarq award for every 20 Sprint Nextel awards held. The terms and conditions of the Embarq awards are substantially the same as the terms and conditions of the corresponding Sprint Nextel awards and will vest over the remaining term of the Sprint Nextel awards. A total of 372,311 restricted stock units and 1,339 shares of restricted stock were issued.

In accordance with the chief executive officer’s employment agreement, previously granted Sprint Nextel restricted stock units were converted into Embarq restricted stock units. This resulted in the issuance of 84,482 Embarq restricted stock units at spin-off. These restricted stock units will vest three years from effective date of his employment agreement.

Share-based Payment Plans

Under the Embarq Corporation 2006 Equity Incentive Plan (the 2006 Plan), Embarq can grant a wide range of awards related to Embarq common stock, including stock options, restricted stock awards, restricted stock units, stock appreciation right awards, performance share awards and performance unit awards to Embarq’s directors and employees. Under the 2006 Plan, 24.5 million common shares were reserved for issuance, of which approximately 12.7 million common shares remained available at September 30, 2006. The Compensation Committee of the Board of Directors of Embarq (the Compensation Committee) may award options to purchase common stock and set all the terms and conditions of the options, except that the option exercise price per share shall be no less than the fair market value of a share of common stock on the date of grant. The 2006 Plan provides that the per share fair market value is determined based on the average of the high and low trading prices per share of Embarq common stock on the date in question. In addition, the Compensation Committee has discretion to set the vesting schedule for the options which can have a term not to exceed ten years and may establish the terms and conditions of the awards including the satisfaction of performance goals.

The underlying Sprint Nextel options converted at spin-off into Embarq options were generally granted with an exercise price equal to the fair market value on the date of grant. However, certain stock option awards to former senior executives of Sprint Nextel in 2005, who are now executives of Embarq, were granted with an exercise price equal to 110% of the fair market value on the date of grant. The underlying Sprint Nextel options generally vest over periods up to four years with a term of ten years. The Sprint Nextel restricted stock units and restricted stock were valued at the fair market value of Sprint Nextel stock on the date of grant and generally provide for vesting over a period of three years. Holders of these awards are entitled to receive dividend equivalents for dividends paid on the underlying common stock. The forfeiture rate for all Sprint Nextel share-based awards was assumed to be approximately 3% per year.

Stock-Based Compensation Expense

As required under SFAS 123R, an analysis was performed for the stock-based compensation awards issued and converted in connection with the spin-off. As no incremental value was created due to the stock option conversion and the issuance of the special equity awards, compensation expense will continue to be recognized by Embarq subsequent to the spin-off using the fair value originally computed by Sprint Nextel at each award’s respective grant date.

Certain Embarq employees hold unvested Sprint Nextel restricted stock and restricted stock units. Even though the stock will be issued by Sprint Nextel, Embarq is required to recognize compensation expense related to these awards as Embarq receives the benefits of the employees’ services. Upon review of the pre and post spin-off values of the restricted stock and restricted stock units, it was determined that minimal incremental value was created. As such, Embarq will recognize the incremental value related to these awards, as well as the remaining value of the Sprint Nextel awards, over the vesting period subsequent to the spin-off.

Before the spin-off, stock-based compensation expense was allocated to Embarq by Sprint Nextel. This allocation was based on the total Embarq employee headcount as a percentage of Sprint Nextel’s total employees. After the spin-off, stock-based compensation expense was calculated on the direct method based on each employee’s individual grant.

A summary of the total allocated and direct compensation expense and tax benefit for the third quarter and year to date periods was as follows:

	Quarters Ended September 30,		Year to Date September 30,
	2006	2005	2006	2005
	(millions)		(millions)
Compensation Expense
Pre spin-off allocated expense	$—	$12	$23	$38
Post spin-off direct expense	7	—	9	—

Total	$7	$12	$32	$38

Income Tax Benefit
Pre spin-off allocated expense	$—	$4	$8	$14
Post spin-off direct expense	2	—	3	—

Total	$2	$4	$11	$14

Stock Options

Embarq uses the Black-Scholes-Merton model to estimate the fair value of stock options. As noted above, 8.2 million options were converted at spin-off which had a weighted average fair value of $14.69. During the third quarter, approximately 1.7 million stock options were granted to executive officers and other employees. These awards were primarily the result of Embarq’s 2006 annual long-term incentive program and had a weighted average fair value of $8.31. The weighted average fair value for all options converted or granted subsequent to spin-off was $13.64. The significant assumptions used to calculate the fair value for the third quarter and year to date were as follows:

	Quarter Ended September 30, 2006	Year to Date September 30, 2006
Weighted average volatility	23.61%	22.46%
Weighted average risk-free interest rate	4.92%	4.97%
Dividend yield	4.46%	4.44%
Weighted average expected term (years)	5.88	4.66

A summary of the activity related to Embarq’s stock options for the third quarter ended and year to date as of September 30, 2006, is presented below:

	Quarter Ended September 30, 2006		Year to Date September 30, 2006
	Shares Under Option	Weighted Average per Share Exercise Price	Shares Under Option	Weighted Average per Share Exercise Price
	(millions)		(millions)
Outstanding beginning balance	8.2	$51.27	—	$—
Granted	1.7	44.53	9.9	50.09
Exercised	(0.3)	34.50	(0.3)	34.22
Forfeited/expired	(0.1)	79.13	(0.1)	79.13

Outstanding ending balance	9.5	$50.53	9.5	$50.53

The total amount of options exercisable and expected to vest, net of expected forfeitures at September 30, 2006, were:

	Shares Under Option	Weighted Average per Share Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(millions)			(millions)
Exercisable	6.4	$55.00	3.66	$39
Expected to vest, net of expected forfeitures	2.9	$41.02	8.59	$22

Total cash received from the exercise of stock options for the third quarter and year to date was $9.9 million and $10.2 million, respectively. These exercised options had an intrinsic value of $3.5 million and $3.7 million and resulted in a tax benefit of $1.2 million and $1.3 million for the third quarter and year to date ended September 30 2006, respectively.

As of September 30, 2006, there was $21.2 million of total unrecognized compensation cost related to unvested stock options that is expected to be recognized over a weighted-average period of 1.2 years.

Restricted Stock Units

The fair value of each restricted stock unit award is calculated using the average of the high and low price of Embarq stock on the day of grant. A summary of the activity related to the restricted stock units during the third quarter and year to date periods was as follows:

	Quarter Ended September 30, 2006		Year to Date September 30, 2006
	Unit Awards	Weighted Average Price per Unit Award	Unit Awards	Weighted Average Price per Unit Award
	(thousands)		(thousands)
Outstanding beginning balance	1,270	$43.16	—	$—
Granted	723	45.08	1,993	43.86
Vested	(8)	45.40	(8)	45.40
Forfeited/Expired	(4)	43.13	(4)	43.13

Outstanding September 30, 2006	1,981	$43.85	1,981	$43.85

Approximately 0.7 million restricted stock units granted during the third quarter have performance provisions which could result in the initial number of awards and corresponding compensation expense being increased up to 200% or decreased to zero. These performance provisions are based on specified financial results related to Embarq’s 2006 revenue and income before depreciation and amortization.

As of September 30, 2006, there was $39.9 million of total unrecognized compensation cost related to restricted stock units that is expected to be recognized over a weighted-average period of 1.6 years. The total fair value of restricted stock units vested as of September 30, 2006 was $0.3 million with a weighted average grant date fair value of $43.79.

Nonvested Shares

The fair value of each nonvested share award is calculated using the stock price at the date of grant. As of September 30, 2006, there was a minimal amount of nonvested stock outstanding which will vest over a weighted average period of 0.3 years. Compensation expense and unrecognized compensation costs related to these awards were not significant.

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

In conjunction with the spin-off, Sprint Nextel transferred to Embarq certain assets and liabilities, which resulted in the transfer or establishment of a net deferred tax liability of $50 million. This amount includes a deferred tax asset of $271 million related to the transfer from Sprint Nextel of property, plant and equipment, customer transfers, postretirement obligations and other liabilities, offset by a $321 million deferred tax liability related to the elimination of the additional minimum pension liability.

The differences that caused Embarq’s effective income tax rates to vary from the 35% federal statutory rate were as follows:

	Year to Date September 30,
	2006	2005
	(millions)
Income tax expense at the federal statutory rate	$332	$416
Effect of:
State income taxes, net of federal income tax effect	25	49
Other, net	1	1

Income tax expense	$358	$466

Effective income tax rate	37.8%	39.2%

The 2006 state income taxes, net of federal income tax effect, includes a favorable adjustment of $7.3 million recognized in the 2006 second quarter related to the reduction of net deferred taxes resulting from enacted legislation.

8. Litigation, Claims and Assessments

Various lawsuits, including putative class actions, regulatory proceedings and other claims typical for a business enterprise are pending against the entities comprising Embarq or for which Embarq has assumed contractual liability in connection with the spin-off. While it is not possible to determine the ultimate disposition of each of these proceedings and whether they will be resolved consistent with Embarq’s expectations, Embarq expects that the outcome of these proceedings, individually or in the aggregate, will not have a material adverse effect on its financial condition or results of operations. In addition, there are certain gain contingencies related to claims Embarq has asserted against third parties for which Embarq has not recorded an asset.

9. Related Party Transactions

Before the spin-off, Embarq provided and received a variety of services to and from Sprint Nextel that were considered related party transactions. The resulting revenues and expenses from these activities are summarized as follows:

	Pre Spin-Off
	Quarters Ended September 30,		Year to Date September 30,
	2006	2005	2006	2005
	(millions)		(millions)
Transaction Description
Related party revenues	$—	$111	$138	$318
Related party expenses	$—	$310	$488	$908

Before the spin-off, Embarq sold products and services to Sprint Nextel. These services included, but were not limited to, voice, access, data and telecommunications equipment as well as billing and collection, and lease of network facilities. After the spin-off, Embarq sold products and services to Sprint Nextel, however, these transactions are no longer considered related party transactions.

Before the spin-off, services provided to Embarq from Sprint Nextel were allocated to Embarq as either direct or indirect costs. Direct costs included telephony services such as voice and data. Where direct assignment of costs was not possible, or practical, Sprint Nextel used indirect methods, including time studies and headcounts, to allocate costs to each group. Allocated costs included general support services such as facilities, printing and mailing, information technology, legal services, human resource services, general accounting and finance, and executive support. Other allocations included costs for stock-based compensation, health care, pensions, post-employment benefits and other postretirement benefits.

All related party expenses were recorded as “Cost of services” or “Selling, general and administrative,” as appropriate for the nature of the transaction. After the spin-off, Sprint Nextel continues to provide services to Embarq through transition services agreements; however, these services are no longer considered related party transactions. See Note 1 for more information on Embarq’s relationship with Sprint Nextel.

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

Long-term debt included $460 million of related party notes payable to Sprint Nextel at December 31, 2005. The corresponding note receivable was transferred to Embarq at spin-off, resulting in the elimination of the intercompany notes.

10. Segment Information

Embarq has two segments, Telecommunications and Logistics. The chief operating decision maker determines resource allocation and assesses financial performance for these two segments. The Telecommunications segment consists primarily of regulated local phone companies operating in 18 states. This segment provides, both directly and through wholesale and sales agency relationships, local voice and data, including high-speed Internet and nationwide long-distance, satellite video services and wireless services to customers within our local service territories. The Telecommunications segment also provides access to Embarq’s local network, other wholesale communications services to other carriers and sells communications equipment and other services to residential and business customers. The Logistics segment engages in wholesale distribution of communications products and other services to third parties.

Embarq manages its segments to the operating income level. Items such as interest, other income and expense, or income taxes are managed at the consolidated level. The reconciliation for operating income to net income is shown on the face of the accompanying Consolidated Statements of Operations (Unaudited).

Previously, Embarq’s operations were also reported in two operating segments, Local and Product Distribution. In the 2006 third quarter, Embarq adopted as its operating segments Telecommunications in lieu of Local and Logistics in lieu of Product Distribution. The presentation of the Logistics segment was changed to align it with management’s view of the business. The primary difference between the Logistics segment and the former Product Distribution segment is that only revenues derived from sales to third parties, along with the related direct and allocated costs of those revenues, are presented. Consequently, segmental results of operations were recast to reflect this change for the third quarter and year to date periods ended September 30, 2005.

The financial information by operating segment for the quarters ended and year to date September 30, 2006 and 2005, was as follows:

Quarter Ended September 30, 2006	Telecommunications	Logistics	Consolidated
	(millions)
Net operating revenues
Voice	$1,101	$—	$1,101
Data	180	—	180
Internet (HSI)	106	—	106
Wireless	3	—	3
Other	64	—	64

Service revenue	1,454	—	1,454
Product revenue	27	125	152

Total net operating revenues	$1,481	$125	$1,606

Operating income (loss)	$370	$(4)	$366

Quarter Ended September 30, 2005	Telecommunications	Logistics	Consolidated
	(millions)
Net operating revenues
Voice	$1,060	$—	$1,060
Data	164	—	164
Internet (HSI)	85	—	85
Wireless	—	—	—
Other	85	—	85

Service revenue	1,394	—	1,394
Product revenue	34	175	209

Total net operating revenues	$1,428	$175	$1,603

Related party revenues (included in net operating revenues)	$96	$15	$111

Operating income (loss)	$428	$(7)	$421

Year to Date September 30, 2006	Telecommunications	Logistics	Consolidated
	(millions)
Net operating revenues
Voice	$3,206	$—	$3,206
Data	523	—	523
Internet (HSI)	305	—	305
Wireless	3	—	3
Other	213	—	213

Service revenue	4,250	—	4,250
Product revenue	81	415	496

Total net operating revenues	$4,331	$415	$4,746

Related party revenues (included in net operating revenues)	$124	$14	$138

Operating income (loss)	$1,152	$(14)	$1,138

Year to Date September 30, 2005	Telecommunications	Logistics	Consolidated
	(millions)
Net operating revenues
Voice	$3,204	$—	$3,204
Data	489	—	489
Internet (HSI)	233	—	233
Wireless	—	—	—
Other	251	—	251

Service revenue	4,177	—	4,177
Product revenue	91	383	474

Total net operating revenues	$4,268	$383	$4,651

Related party revenues (included in net operating revenues)	$281	$37	$318

Operating income (loss)	$1,273	$(26)	$1,247

11. Recently Issued Accounting Pronouncements

Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109—This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Financial Accounting Standards Board (FASB) Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. Embarq has not determined the effect, if any, the adoption of this interpretation will have on its financial position or results of operations.

Statement of Financial Accounting Standards No. 157, Fair Value Measurements—This standard provides enhanced guidance for using fair value to measure assets and liabilities on the balance sheet by clarifying the definition of fair value and establishing a fair value hierarchy that prioritizes the information used to develop those assumptions. This standard does not expand the use of fair value in any new circumstances and is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. Embarq does not expect the adoption of this standard to have a material effect on its financial condition or results of operations.

Statement of Financial Accounting Standards No. 158—Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132R—This statement requires an employer to recognize in its consolidated balance sheet the over-funded or under-funded status of a defined benefit pension or other postretirement plan measured as the difference between the fair value of plan assets and the projected benefit obligation for defined benefit pension plans or the accumulated postretirement benefit obligation for other postretirement plans. The measurement of the related obligations is required to be as of the date of Embarq’s Consolidated Balance Sheet. This Statement is effective for fiscal years ending after December 15, 2006. Based on the difference between plan assets and liabilities of the pension and postretirement benefit plans at spin-off, Embarq expects the adoption of this standard will result in the elimination of the $790 million prepaid pension asset and the recognition of a $26 million pension liability. Embarq also expects a reduction of the accrued postretirement benefit liability of approximately $180 million. These adjustments will result in an offset to accumulated other comprehensive income, net of related tax effects. Market fluctuations between spin-off and the adoption of this standard may also significantly impact these estimates.

12. Sale of Exchanges

In the 2006 first quarter, Embarq finalized the sale of 13 exchanges including approximately 5,200 access lines in north central Kansas for approximately $18 million in cash. This sale resulted in a pre-tax gain of approximately $7 million and is reflected as a reduction of selling, general and administrative expense in the Consolidated Statements of Operations.

13. Subsequent Events

In October 2006, Embarq declared a dividend of $0.50 per share payable on December 31, 2006 to stockholders of record on December 8, 2006. The declaration and payment of future dividends to holders of Embarq common stock is at the discretion of Embarq’s board of directors, and depends upon many factors, including Embarq’s financial condition, results of operations, growth prospects, funding requirements, applicable law and other factors the board of directors deems relevant.

In October 2006, Embarq finalized the sale of 12 exchanges in north central Kansas, serving approximately 5,400 access lines. Proceeds from this sale were approximately $17 million, which generated a pre-tax gain of $7 million. This gain will be reflected as a reduction of selling, general and administrative expense in the 2006 fourth quarter.

In the fourth quarter, Embarq expects to finalize the settlement of several litigated billing disputes with a customer. The expected settlement provides for a non-recurring payment to Embarq of approximately $34 million. The final settlement agreement and receipt of the payment is expected to occur prior to the end of 2006. The impact of this expected settlement was not reflected in the financial outlook included in Embarq’s October 25, 2006, financial press release, which is not incorporated herein by reference.

In the fourth quarter, Embarq was notified by a large customer of its intent to discontinue its relationship with Embarq Logistics, effective January 1, 2007. The reduction in annual product revenues is expected to approximate $40 million, however, the reduction in operating income is expected to be insignificant.

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

Future performance cannot be ensured. Actual results may differ materially from those in the forward-looking statements. Some factors that could cause our actual results to differ include:

•	expected benefits from the spin-off may not be fully realized;

•	our revenues and operating costs may be different than expected following the spin-off;

•	our ability to establish our new brand;

•	a determination by the Internal Revenue Service, or IRS, that the spin-off should be treated as a taxable transaction;

•	our different capital structure as an independent company, including our access to capital, credit ratings, indebtedness and ability to raise additional financing;

•	volatility in the equity market;

•	the effects of vigorous competition in the markets in which we operate;

•	the effects of other mergers and consolidations in the industries relevant to our operations and unexpected announcements or developments from others in those industries;

•	the costs and business risks associated with providing new services;

•	the impact of new, emerging or competing technologies on our business;

•	the impact of any adverse change in the ratings assigned to our debt by ratings agencies on the cost of our financing and our ability to raise additional financing if needed;

•	the uncertainties related to our investments in networks, systems and other businesses;

•	the uncertainties related to the implementation of our business strategies;

•	unexpected results of litigation filed against our company;

•	the impact of equipment failure, hurricanes and other natural disasters, terrorist acts or other breaches of network or information technology security;

•	the inability of third parties to perform to our requirements under agreements related to our business operations;

•	our ownership of or ability to license technology that may be necessary to expand our product offerings;

•	restrictions in our patent agreement with Sprint Nextel;

•	the costs of compliance with regulatory mandates;

•	the possible impacts on our business of regulatory and legal changes, changes in political or other factors, such as monetary policy, or other external factors over which we have no control; and

•	other risks referenced from time to time in our future filings with the SEC and those factors listed under “Risk Factors” in the Form 10, which section is incorporated by reference herein.

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

Operations

Our operations consist primarily of regulated local phone companies operating in 18 states. We provide, both directly and through wholesale and sales agency relationships, local voice and data services, high-speed Internet, nationwide long-distance, satellite video services and wireless services to customers within our local service territories. We also provide access to our local network, other wholesale communications services to other carriers and sell communications equipment and other services to residential and business customers. Through our Logistics segment we engage in wholesale distribution of communications products and other services.

For several years, including the current quarter and year to date periods, we have experienced declines in the number of switched access lines served in our local service territories primarily due to:

•	increasing competition from wireless telephone service providers;

•	increasing competition from cable operators providing high-speed Internet services, which can be used as a platform to support voice services utilizing Voice over Internet Protocol, or VoIP, technology;

•	the growth of other facilities based competitors in our markets; and,

•	product substitution among our service offerings.

We expect to experience continued declines in the number of switched access lines.

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

New Financing Arrangements

In connection with the spin-off, we entered into a $3.1 billion credit facility with certain financial institutions and borrowed $2.1 billion under the facility that was, in turn, paid to Sprint Nextel in partial consideration for, and as a condition to, Sprint Nextel’s transfer to us of our business. In addition, we issued to Sprint Nextel $4.485 billion of our senior notes. Immediately following the spin-off, we had total indebtedness of approximately $7.25 billion comprised of the debt under the credit facility, the senior notes issued to Sprint Nextel, and mortgage bonds and debentures issued in the past by our subsidiaries. As of September 30, 2006, total indebtedness was approximately $6.54 billion, with the reduction attributable to net repayments of $405 million drawn under the revolver and $300 million drawn under the term loan.

Our credit facility provides a revolving credit arrangement, including letters of credit, to help satisfy other financing needs. The terms of the facility include customary covenants that, among other things, require us to maintain certain financial ratios and restrict our ability to incur additional indebtedness. As of September 30, 2006, $1.4 billion is available to us under the revolver.

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

For the periods through May 17, 2006, Sprint Nextel provided facilities, information services, marketing and certain corporate and administrative services to its subsidiaries, including our company. Sprint Nextel directly assigned costs, where possible, based on actual use of these services. Where direct assignment was not possible or practical, Sprint Nextel used indirect methods, including time studies and headcounts, to allocate shared service costs to its subsidiaries. The services provided by Sprint Nextel to its subsidiaries are generally accounted for based on fully distributed costs, which we believe approximate fair value. The costs allocated are not necessarily indicative of costs that will be charged or incurred in the future. Related party payables to Sprint Nextel resulting from the allocation of shared service costs were settled approximately one month after their initial recognition. Related party payables for purposes of consolidated financial statements were presented as “Accounts payable.”

See Note 9 of the Condensed Notes to Consolidated Financial Statements (Unaudited) for additional related party transaction information.

For a period of up to two years following the spin-off, we and Sprint Nextel will continue to provide many of the above services to one another pursuant to the transition services agreements. In order to exit these arrangements, both we and Sprint Nextel will arrange to procure these services from third parties or through our own employees. We currently expect that the aggregate annual costs we will pay to Sprint Nextel under the transition services agreements for services that have historically been provided by Sprint Nextel will not differ significantly from the amounts reflected in our historical consolidated financial statements. We also expect that by 2008 our annual incremental costs resulting from the operation of corporate support services will be approximately $100 million. Through 2008, we expect to incur in excess of $265 million of non-recurring costs to establish our brand and to develop stand-alone corporate functions, including the creation of the underlying information technology infrastructure to support our business functions. As of the end of the 2006 third quarter, approximately $182 million of the costs had been incurred, $79 million of which was capitalized.

Business Environment

We operate in an industry that has been and continues to be subject to intense competition and regulatory and legislative change. Given these factors as well as the trend toward consolidation in the industry, we routinely assess the implications of these industry factors on our operations. These assessments, along with regulatory and legislative developments, may impact the future valuation of our long-lived assets and could have a material effect on our business, results of operations, financial condition and liquidity.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reflected in the consolidated financial statements and accompanying notes. We base our estimates on historical experience, where applicable, and other assumptions that we believe are reasonable under the circumstances. Actual results may differ from those estimates. Except as described below, there have not been any material changes in Critical Accounting Policies and Estimates from those reported in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in the Form 10.

In determining pension obligations, we are required to develop assumptions for the discount rate and return on plan assets. These assumptions are subject to changing market conditions. In selecting our discount rate, our third party actuaries construct a hypothetical portfolio of bonds rated AA- or better that produces a cash flow matching the projected benefit payments of the plan. For the May 17, 2006 measurement date, this exercise produced a rate of 6.4%, a 65 basis point increase from the rate used by Sprint Nextel at December 31, 2005. An increase in the discount rate reduces the reported projected benefit obligation. In contrast, if the discount rate used in determining the projected benefit obligation was 10 basis points lower, it would generate a $40 million increase in the projected benefit obligation reported on the balance sheet, and a $3.4 million increase in the benefit costs for the period May 17, 2006 through December 31, 2006.

Our assumption regarding the expected long-term return on plan assets at spin-off was 8.75%. This assumption was determined by considering forward-looking estimates of the expected long-term returns for a portfolio invested according to the pension trust’s target investment policy. In addition, this assumption was validated against estimates provided by third party actuaries. If the expected long-term return on plan assets assumption were 25 basis points lower, it would generate a $4.7 million increase in benefit costs for the period May 17, 2006 through December 31, 2006.

In determining postretirement medical and life insurance benefit obligations, assumptions are made concerning the cost of health care, including medical inflation and discount rates. A 1% point increase in the assumed medical inflation rate would generate a $27.7 million increase in the accumulated postretirement benefit obligation reported on the balance sheet, and a $0.6 million increase in benefit costs. An increase in the discount rate would reduce the reported accumulated postretirement benefit obligation. In contrast, if the discount rate used in determining the accumulated postretirement benefit obligation were 10 basis points lower, it would generate a $5.2 million increase in the obligation as of May 17, 2006 and would have an immaterial impact on benefit costs.

Recently Adopted Accounting Pronouncements

Effective January 1, 2006, Sprint Nextel adopted SFAS No. 123R, Share-Based Payment, utilizing the modified prospective method. The revised standard requires the recognition of compensation cost of unvested common stock options granted to employees before January 1, 2003 which were outstanding as of January 1, 2006. The allocated impact of the adoption of this standard was immaterial to us because Sprint Nextel had previously accounted for stock option grants in accordance with SFAS No. 123, Accounting for Stock Compensation, as amended by SFAS No. 148, Accounting for Stock Compensation – Transition and Disclosure, as of January 1, 2003 using the prospective method. Following the spin-off, we implemented the provisions of SFAS No. 123R related to the options, restricted stock and restricted stock units held by our employees.

Emerging Issue Task Force 06-03, How Sales Taxes Collected From Customers And Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)—The Task Force reached a conclusion that any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer is subject to expanded disclosure rules. These taxes may include, but are not limited to, sales, use, value added, and some excise taxes. The Task Force also concluded that the presentation of taxes within the scope discussed above on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed pursuant to Accounting Principles Board Opinion No. 22, Disclosure of Accounting Policy. In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. We record Federal and State Universal Service Fund (USF) surcharges on a gross basis. The total amount of Federal and State USF surcharges recorded in net operating revenue in the third quarter and year to date periods was as follows:

	Quarters Ended		Year to Date
	September 30,		September 30,
	2006	2005	2006	2005
	(millions)		(millions)
Federal and State USF surcharges	$25	$21	$72	$65

Significant New Accounting Pronouncements

Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 10—This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. We have not determined the effect, if any, the adoption of this interpretation will have on our financial position or results of operations.

Statement of Financial Accounting Standards No. 157, Fair Value Measurements—This standard provides enhanced guidance for using fair value to measure assets and liabilities on the balance sheet by clarifying the definition of fair value and establishing a fair value hierarchy that prioritizes the information used to develop those assumptions. This standard does not expand the use of fair value in any new circumstances and is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. We do not expect the adoption of this standard to have a material effect on our financial condition or results of operations.

Statement of Financial Accounting Standards No. 158—Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132R—This statement requires an employer to recognize in its consolidated balance sheet the over-funded or under-funded status of a defined benefit pension or other postretirement plan measured as the difference between the fair value of plan assets and the projected benefit obligation for defined benefit pension plans or the accumulated postretirement benefit obligation for other postretirement plans. The measurement of the related obligations is required to be as of the date of Embarq’s Consolidated Balance Sheet. This Statement is effective for fiscal years ending after December 15, 2006. Based on the difference between plan assets and liabilities of our pension and postretirement benefit plans at spin-off, we expect the adoption of this standard will result in the elimination of our $790 million prepaid pension asset and the recognition of a $26 million pension liability. We also expect a reduction of our accrued postretirement benefit liability of approximately $180 million. These adjustments will result in an offset to accumulated other comprehensive income, net of related tax effects. Market fluctuations between spin-off and the adoption of this standard may significantly impact these estimates.

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

	Quarters Ended		Year to Date
	September 30,		September 30,
	2006	2005	2006	2005
	(millions)		(millions)
Net operating revenues	$1,606	$1,603	$4,746	$4,651

Operating income	$366	$421	$1,138	$1,247

Net income	$160	$242	$590	$723

Net operating revenue increased by $3 million in the 2006 third quarter as compared to the prior year quarter and $95 million for the year to date period. This was the result of additional revenue associated with long-distance customers transferred by Sprint Nextel to us in connection with the spin-off and increased high-speed Internet (HSI) sales. These increases were substantially offset by reduced voice revenues resulting from a decline in access lines and access minutes of use and reduced product revenues stemming from the exit from the wireless and value added reseller (VARS) markets.

Operating income decreased $55 million during the 2006 third quarter as compared to the same period in 2005 and $109 million for the year to date period. The net increase in revenues for the quarter and year to date periods discussed above was offset by increased costs of services and products driven primarily by the increased cost of providing long-distance service to customers transferred to us by Sprint Nextel. Additionally, operating income was negatively impacted due to non-recurring separation related costs incurred in connection with our spin-off from Sprint Nextel of $23 million in the 2006 third quarter and $103 million for the year to date period.

Net income decreased by $82 million in the 2006 third quarter compared to the prior year quarter and by $133 million for the year to date period. For both periods, net income was reduced due to the after tax impact of the matters discussed above coupled with the additional interest expense of $97 million in the 2006 third quarter and $140 million in the 2006 year to date period incurred as the result of the issuance of long-term debt in connection with the spin-off. Offsetting this decrease was a non-operating gain from the sale of certain non-strategic investments and favorable income tax adjustments resulting primarily from enacted state tax legislation and other state income tax benefits.

Segmental Results of Operations

Previously, we reported two operating segments, Local and Product Distribution. In the 2006 third quarter, we adopted as our operating segments Telecommunications in lieu of Local and Logistics in lieu of Product Distribution. The presentation of the Logistics segment was changed to align it with management’s view of the business. The primary difference between the Logistics segment and the former Product Distribution segment is that only revenues derived from sales to third parties, along with the related direct and allocated costs of those revenues, are presented. Consequently, segmental results of operations have been recast to reflect this change for the third quarter and year to date periods ended September 30, 2005.

Segmental Results of Operations - Telecommunications

Telecommunications consists primarily of regulated local phone companies serving approximately 7.0 million access lines in 18 states as of September 30, 2006. We provide, both directly and through wholesale and sales agency relationships, local voice and data, including high-speed Internet and nationwide long-distance, satellite video services and wireless services to customers within our local service territories. We also provide access to our local network, other wholesale communications services to other carriers and sell communications equipment and other services to residential and business customers.

(millions)	Quarters Ended September 30,		Variance
	2006	2005	Amount	Percent
Net operating revenues
Voice	$1,101	$1,060	$41	4%
Data	180	164	16	10%
Internet (HSI)	106	85	21	25%
Wireless	3	—	3	NM
Other	64	85	(21)	(25)%

Service revenue	1,454	1,394	60	4%
Product revenue	27	34	(7)	(21)%

Total net operating revenues	1,481	1,428	53	4%

Operating expenses
Cost of services	436	359	77	21%
Cost of products	31	30	1	3%
Selling, general and administrative	379	371	8	2%
Depreciation and amortization	265	240	25	10%

Total operating expenses	1,111	1,000	111	11%

Operating income	$370	$428	$(58)	(14)%

Operating margin	25.0%	30.0%

Capital expenditures	$260	$199	$61	31%

Net Operating Revenues:

Net operating revenues increased $53 million, or 4%, for the 2006 third quarter as compared to the same period in the prior year. Variances in individual categories of revenue are discussed below.

Voice

Voice revenues increased $41 million over the 2005 third quarter resulting from the following:

•	Sprint Nextel transferred consumer and certain business long-distance customers, in our territory, to us in connection with the spin-off. Following the spin-off, we began providing long distance service to these customers. During the 2006 third quarter, incremental long distance revenue of $116 million was generated by these customers. On an ongoing basis, we expect revenues from long distance services to trend downward due mainly to customers converting to unlimited use pricing plans with lower per minute yields and to a lesser extent volume decreases associated with access line losses.

•	A 6% reduction in access lines resulted in a decrease in voice revenues of $55 million.

•	Access revenue declined $23 million primarily due to a 12% reduction in access minutes of use.

We ended the 2006 third quarter with approximately 7.0 million switched access lines. This 6% reduction in access lines experienced over the prior 12 month period was driven principally by the factors previously discussed in OVERVIEW—Operations.

Data

Data revenues represent data network services sold to business customers and special access services sold to other carriers. Data revenues increased $16 million in the 2006 third quarter compared to the same period in the prior year. This increase was driven by a $5 million increase in special access revenue by both our wireline and wireless carrier customers and a $7 million increase from data services customers transferred at spin-off.

Internet (HSI)

We ended the 2006 third quarter with 933 thousand high-speed Internet subscribers, a 46% increase over the third quarter of 2005. This increased revenue by $21 million for the 2006 third quarter as compared to the 2005 third quarter.

Wireless

During the second quarter 2006, we began offering wireless communication services which resulted in third quarter revenues of $3 million generated from approximately 24 thousand subscribers.

Other service

Other revenue decreased $21 million due to the elimination of billing, collection and sales agency revenue from Sprint Nextel for in-territory long-distance customers transferred to us in connection with the spin-off.

Product

Product revenue decreased $7 million mainly due to the transfer of certain customers to Sprint Nextel in connection with the spin-off.

Cost of Services

Costs of services include costs to operate and maintain the local network including employee-related costs directly supporting the network, reciprocal compensation, universal service fund requirements and other taxes. Cost of services increased $77 million in the 2006 third quarter as compared to the 2005 third quarter. This is primarily the result of additional costs incurred under our Commercial Service Agreement (CSA) with Sprint Nextel to provide long-distance service to our customers. We purchase long-distance minutes from Sprint Nextel under the terms of the CSA which is more fully discussed in Note 1 of the Condensed Notes to the Consolidated Financial Statements (Unaudited). Long distance costs incurred in the 2006 third quarter were approximately $9 million higher than we would anticipate in future quarters due to expected CSA rate adjustments.

Cost of Products

Cost of products increased $1 million resulting from higher product costs associated with wireless handsets and other telecommunications equipment somewhat offset by the impact of customer transfers discussed above.

Selling, General and Administrative (SGA)

SGA includes costs associated with selling and marketing, customer service, information technology, bad debt expense, general corporate costs and all other employee-related costs. SGA costs increased $8 million in the 2006 third quarter compared to the 2005 third quarter. In the 2006 third quarter, we incurred non-recurring spin-off related costs of $22 million. These costs include such items as information technology systems, re-branding and employee retention costs. Additionally, we also incurred $22 million in additional cost to support long-distance, $15 million in costs to establish corporate support functions and $6 million in costs associated with our new wireless business. Partially offsetting these amounts were reductions in costs of approximately $40 million associated with the elimination of certain allocated costs from Sprint Nextel pursuant to the spin-off. In addition, costs related to certain employee benefits declined $11 million in the 2006 third quarter.

Depreciation

Depreciation expense increased $25 million in the 2006 third quarter compared to the 2005 third quarter. This resulted primarily from a $23 million increase in incremental depreciation associated with certain shared assets transferred to us by Sprint Nextel in connection with the spin-off and a $5 million increase due to growth in plant assets. This increase was offset by a $7 million decrease due to reduced depreciation rates applied to digital switching equipment and transport service equipment computed as part of the latest annual depreciation analysis.

(millions)	Year to Date September 30,		Variance
	2006	2005	Amount	Percent
Net operating revenues
Voice	$3,206	$3,204	$2	—%
Data	523	489	34	7%
Internet (HSI)	305	233	72	31%
Wireless	3	—	3	NM
Other	213	251	(38)	(15)%

Service revenue	4,250	4,177	73	2%
Product revenue	81	91	(10)	(11)%

Total net operating revenues	4,331	4,268	63	1%

Operating expenses
Cost of services	1,182	1,058	124	12%
Cost of products	77	81	(4)	(5)%
Selling, general and administrative	1,169	1,131	38	3%
Depreciation and amortization	751	725	26	4%

Total operating expenses	3,179	2,995	184	6%

Operating income	$1,152	$1,273	$(121)	(10)%

Operating margin	26.6%	29.8%

Capital expenditures	$708	$539	$169	31%

The Telecommunications segment operating income decreased $121 million for the 2006 year to date period as compared to the prior year. Many of the factors contributing to the variances discussed in the quarterly comparison above apply to the year to date period comparisons. Accordingly, please refer to that discussion in connection with reviewing the year to date results.

Net Operating Revenues

The following represents significant items or trends that impacted net operating revenues for the year to date period.

•	As with the 2006 third quarter, the year to date voice revenues as compared to the same period in 2005 were negatively impacted by access line losses and declines in access minutes of use. This negative impact was more than offset by incremental long-distance revenue generated by the long-distance customers transferred to us on May 17, 2006.

•	Since September 30, 2005, we have added 295 thousand HSI subscribers which provided incremental revenue of $72 million in the 2006 year to date period compared to the same period in the prior year.

Cost of Services and Products

Cost of services and products increased $120 million in the 2006 year to date period compared to the prior year. The year to date increase was affected by severance charges of $20 million and increased costs to support our long-distance customers, partially offset by favorable reciprocal compensation settlements.

Selling, General and Administrative (SGA)

SGA costs increased $38 million in the 2006 year to date period compared to the same period in 2005. In addition to the items discussed in the quarterly comparison above, the year to date increase was also impacted by additional non-recurring spin-off related costs of $77 million incurred in the first half of 2006 and spin-off related costs to establish corporate support functions which were partially offset by a $7 million gain on the sale of certain local exchanges, costs reduction in information technology and reductions in certain employee benefit costs.

Depreciation

Depreciation expense increased $26 million in the 2006 year to date period as compared to the same period in 2005. This increase was due to the same factors discussed in the quarterly analysis above.

Segmental Results of Operations – Logistics

Through our Logistics segment, we procure, configure and distribute equipment, materials and supplies to the communications industry. The products that we offer include outside plant, business communication systems, telephones and accessories and network access equipment from leading manufacturers. Operating revenues of this segment are comprised of sales to third parties.

In the fourth quarter 2006, we were notified by a large customer of its intent to discontinue its customer relationship with Logistic, effective January 1, 2007. Estimated annual product revenues for this customer was approximately $40 million, however, the impact on operating income is expected to be insignificant.

(millions)	Quarters Ended September 30,		Variance
	2006	2005	Amount	Percent
Net operating revenues	$125	$175	$(50)	(29)%

Operating expenses
Cost of services and products	116	160	(44)	(28)%
Selling, general and administrative	11	19	(8)	(42)%
Depreciation and amortization	2	3	(1)	(33)%

Total operating expenses	129	182	(53)	(29)%

Operating income	$(4)	$(7)	$3	43%

Operating margin	(3.2)%	(4.0)%

Capital expenditures	$—	$2	$(2)	(100)%

Net Operating Revenues

Revenues of the Logistics segment decreased $50 million in the 2006 third quarter compared to the 2005 third quarter driven mainly by reduced revenues of $39 million stemming from the exit from the wireless and value added reseller (VARS) markets. In addition, $12 million of revenues partially driven by hurricane Katrina restoration efforts were included in 2005.

Cost of Services and Products

Cost of services and products include costs of equipment sold. These costs decreased $44 million during the 2006 third quarter compared to the 2005 third quarter. The decrease was driven by the revenue factors noted above.

Selling, General and Administrative (SGA)

SGA expense decreased $8 million for the 2006 third quarter compared to the same period in 2005. The decline was mainly due to a reduction in workforce initiated in the first quarter of 2006 and certain start-up costs associated with a large contract entered into in the 2005 third quarter.

(millions)	Year to Date September 30,		Variance
	2006	2005	Amount	Percent
Net operating revenues	$415	$383	32	8%

Operating expenses
Cost of services and products	378	347	31	9%
Selling, general and administrative	43	53	(10)	(19)%
Depreciation and amortization	8	9	(1)	(11)%

Total operating expenses	429	409	20	5%

Operating income	$(14)	$(26)	$12	46%

Operating margin	(3.4)%	(6.8)%

Capital expenditures	$1	$4	$(3)	(75)%

The trends in year to date net operating revenues and expenses and the reasons for these trends are generally comparable to those noted in the discussion of the 2006 third quarter stated above. However, on a year to date basis the revenue comparisons were also impacted by revenues generated by a significant new contract entered into in the 2005 third quarter. Additionally, non-recurring separation related charges recognized during the year to date period and severance charges recognized in the 2006 first quarter offset some of the favorability in operating expense comparisons.

Nonoperating Items

Interest Expense

In conjunction with our spin-off from Sprint Nextel, we incurred $6.585 billion of new debt in the form of senior notes and borrowings under our credit facility. As of the issuance date, the weighted average interest rate on this long-term debt was approximately 6.8%.

Interest expense increased $97 million in the 2006 third quarter compared to the same period a year ago and $140 million for the year to date period compared to 2005. This increase is primarily due to the issuance of the long-term debt discussed above, partially offset by the elimination of interest expense on notes previously payable to Sprint Nextel.

Our effective interest rate on long-term debt was 7.1% in the 2006 third quarter compared to 7.9% in the 2005 third quarter. The lower effective interest rate is primarily due to the issuance of the new debt with lower effective interest rates. Interest costs on pre spin-off short-term borrowings have been excluded so as not to distort the effective interest rate on long-term debt. See “Liquidity and Capital Resources” below for more information on our financing activities.

Income Taxes

See Note 7 of the Condensed Notes to Consolidated Financial Statements (Unaudited) for information about the differences that caused the effective income tax rates to vary from the federal statutory rate for income taxes. Our effective tax rates for the 2006 third quarter and year to date periods were substantially lower than the same 2005 periods. This primarily resulted from certain reductions in our state income taxes.

Financial Condition

Our financial position was significantly impacted by the issuance of long-term debt and various asset and liability contributions to and from Sprint Nextel in connection with the spin-off. The following table summarizes the cash and non-cash impacts to our financial position as a result of the spin-off:

Increase (Decrease)
(millions)
Cash transfer from Sprint Nextel	$200
Settlement of advance receivable from Sprint Nextel	(308)
Property, plant and equipment	310
Prepaid pension asset and pension intangible	511
Other current and long term assets	32

Total Assets	745

Long-term debt, net of note receivable transfer	6,125
Postretirement and other benefit obligations	32
Deferred income taxes	50
Other current and long term liabilities	(41)

Total Liabilities	6,166

Total Stockholders’ Equity	$(5,421)

LIQUIDITY AND CAPITAL RESOURCES

We manage our liquidity and capital resource needs primarily through prioritizing the use of capital and the timing and amount of capital expenditures.

Operating Activities

Net cash provided by operating activities of $1.7 billion increased $231 million in the 2006 year to date period compared to the same period in 2005. Cash provided by our core operations continues to be strong; however, the increase in cash from operating activities is driven mainly by the timing of certain payments to Sprint Nextel. In addition, certain hedging activities and reduced working capital requirements somewhat offset by spending related to the spin-off contributed the increased cash from operating activities. We received $51 million upon the termination of interest-related derivative contracts. Additionally, we funded $79 million of Sprint Nextel’s January 2005 contribution to the pension trust. No corresponding contributions have been made in 2006.

In the fourth quarter, we expect to finalize the settlement of several litigated billing disputes with a customer. The expected settlement provides for a non-recurring payment to us of approximately $34 million. The final settlement agreement and receipt of the payment is expected to occur prior to the end of 2006 and will increase our fourth quarter cash from operating activities accordingly. The impact of this expected settlement was not reflected in the financial outlook included in our October 25, 2006, financial press release, which is not incorporated herein by reference.

Investing Activities

Net cash used by investing activities totaled $671 million in the 2006 year to date period compared to $530 million in the same 2005 period. Capital expenditures account for the majority of our investing activities. Our investing activities are targeted primarily towards increased network capacity and include investments for growth in demand for high-speed Internet services and regulatory mandates.

Financing Activities

Net cash used by financing activities totaled $1,079 million and $948 million in the 2006 and 2005 year to date periods, respectively. In connection with the spin-off, we borrowed $2.1 billion under our credit facility and paid Sprint Nextel a net amount of $2.2 billion in cash. In addition to us remitting the proceeds from the facility to Sprint Nextel, our $308 million advance receivable balance, which was classified as cash, was settled, and Sprint Nextel transferred $200 million of cash to us. Subsequent to the spin-off, we paid down $705 million of our outstanding credit facility balance. In the 2006 third quarter, we paid our first quarterly dividend to stockholders of $75 million. Additionally, pre spin-off dividends to Sprint Nextel decreased $639 million as compared to 2005.

A private letter ruling issued by the Internal Revenue Service in the third quarter provides Embarq with the flexibility to pursue open market repurchases of its common stock without adversely affecting the tax-free status of the spin-off from Sprint Nextel.

Capital Requirements

Including certain 2006 capital expenditures incurred by Sprint Nextel prior to spin on our behalf, we expect our capital expenditures to be approximately $980 million. We continue to review capital expenditure requirements and will adjust spending and capital investment in response to customer demand.

Liquidity

We expect that cash from operations will fully fund our capital requirements. In the near term, we expect that cash from operations in excess of capital requirements will be used to reduce the outstanding balance of our long-term debt.

Our total indebtedness at September 30, 2006 was approximately $6.54 billion including $1.395 billion borrowed under the credit facility. Current debt maturities as of September 30, 2006 were $37 million. Annual interest costs on the borrowings outstanding at September 30, 2006 are approximately $462 million. As of September 30, 2006, we have $1.4 billion of available borrowings under the revolver feature of the credit facility, reflecting its $1.5 billion limit less letters of credit outstanding and the amount drawn on the facility at September 30, 2006.

As of September 30, 2006, we were in compliance with all financial covenants associated with our borrowings.

We may also incur additional indebtedness from time to time for general corporate purposes, including working capital requirements and capital expenditures. Regulatory restrictions and the terms of our indebtedness, however, limit our ability to incur additional indebtedness, raise capital through our subsidiaries, pledge the stock of our subsidiaries, encumber our assets or the assets of our subsidiaries or cause our subsidiaries to guarantee our indebtedness.

Following the spin-off, we are subject to true-up calculations to account for certain agreed upon matters, including net working capital, capital expenditures, separation costs and income taxes. Based on a preliminary calculation of these true-ups, we have accrued approximately $53 million, which is reflected in “Accounts payable” in the Consolidated Balance Sheet as of September 30, 2006. This calculation is preliminary and subject to further adjustment based on processes described in the Separation and Distribution Agreement. We expect these true-ups to be finalized and settled by the 2006 year end. Income tax matters are expected to be finalized and settled consistent with the provisions of the Tax Sharing Agreement.

We expect to pay regular quarterly dividends. In the 2006 third quarter, we paid our first dividend as a public company of $0.50 per share. Our ability to fund a regular quarterly dividend will be impacted by our ability to generate cash from operations. The declaration and payment of future dividends will be at the discretion of our board of directors, and will depend upon many factors, including our financial condition, results of operations, growth prospects, funding requirements, applicable law and other factors our board of directors deems relevant.

In connection with the spin-off, we established our own pension and postretirement benefit plans. Our pension plan is funded at a level in excess of current federal minimum requirements. Accordingly we do not expect to make a contribution to the pension plan in 2006. However, contributions in future years are likely. Contribution levels are ultimately at the discretion of the Board of Directors and will be determined based on future plan asset and liability levels and in accordance with applicable pension funding laws and regulations. Postretirement and other benefit obligations, including medical and life insurance benefits for certain eligible retirees, are expected to be less than $60 million annually.

Off-Balance Sheet Arrangements

We do not participate in, secure or finance any unconsolidated, special purpose entities.

Financial Strategies

Derivatives

We manage exposure to interest rate risk by regularly monitoring our mix of floating and fixed-rate debt. We may enter into interest rate swap agreements or other derivative transactions to manage this exposure.

During the 2005 fourth quarter, we entered into swaption derivative contracts for a cumulative notional amount of $600 million. These swaption contracts were intended to mitigate the interest rate variability of the first ten years’ semi-annual interest payments on the first $600 million of our debt issuance in connection with the spin-off.

Additionally, in the 2005 fourth quarter we entered into Treasury collars for a cumulative notional amount of $2.4 billion. These treasury collars were intended to mitigate the interest rate variability of the first ten years’ semi-annual interest payments on the next $2.4 billion of our debt issuance. The Treasury collars were accounted for as cash flow hedges.

On May 12, 2006, the swaption contracts and treasury collars entered into in 2005 were terminated. The accumulated other comprehensive income associated with these transactions, $51 million, $30 million net of tax, will be amortized using the effective interest method and reclassified to interest expense as a yield adjustment of the hedged semi-annual interest payment for ten years.

Part I.

Item 3

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to interest rate variability primarily associated with our borrowings under our credit facility. From time to time, we may enter into swaps or other agreements to manage our exposure to interest rate changes on our debt. We do not purchase or hold any derivative financial instruments for trading purposes.

Approximately 79% of our outstanding debt at September 30, 2006 is fixed-rate debt. While changes in interest rates impact the fair value of this debt, there is no impact on earnings and cash flows because we intend to hold these obligations to maturity unless market and regulatory conditions are favorable.

We perform interest rate sensitivity analyses on our variable-rate debt. These analyses indicate that a 1% change in interest rates would have an annual pre-tax impact of $14 million on the Consolidated Statements of Operations (Unaudited) and Consolidated Statements of Cash Flows (Unaudited) at September 30, 2006. While earnings and cash flows are impacted as interest rates change, our variable-rate debt it is not subject to changes in fair value.

We also perform a sensitivity analysis on the fair market value of our outstanding debt. A 10% decrease in market interest rates would cause an increase of approximately $207 million in fair market value of our outstanding debt at September 30, 2006.

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

Throughout 2006, we have continued the transition of the systems key to our internal control over financial reporting. In addition, the direct responsibility for the execution of our internal control over financial reporting was transitioned to our employees as a result of the spin-off from Sprint Nextel. Throughout 2006, we have continued to implement transition service agreements and commercial service agreements that we have with Sprint Nextel. We believe that these changes and other changes made during the quarter ended September 30, 2006, have not materially affected, and are not reasonably likely to materially affect, our internal control over financial reporting.

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (Exchange Act), and in connection with the preparation of this Form 10-Q, our management, including the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer each concluded that the design and operation of the disclosure controls and procedures were effective as of September 30, 2006 in providing assurance that information required to be disclosed in reports we file or submit under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and in providing reasonable assurance that the information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Part II.

Other Information

Part II. – Other Information:

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

Item 1A. Risk Factors

There have been no material changes to the risk factors, described in our Form 10 as filed with the SEC on May 2, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Quarter Ended September 30, 2006	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
July 1 through July 31	409,500	$45.13	409,500	—
August 1 through August 31	989,592	$46.59	989,592	—
September 1 through September 30	—	—	—	—

Total	1,399,092	$46.16	1,399,092	—

(1)	Acquisitions of common stock during the third quarter 2006 were in connection with the required purchases of Embarq common stock by two of Embarq’s employee benefit plans. The planned purchases, which were publicly announced on July 25, 2006, along with the corresponding planned sale of Sprint Nextel common stock held by the benefit plans, were required under applicable federal tax regulations and the terms of the two benefit plans as a result of the spin-off of Embarq by Sprint Nextel. All required purchases were open-market purchases and commenced July 28, 2006, and were concluded by August 10, 2006. The above table does not include shares purchased on the open market by Embarq’s benefit plans pursuant to the reinvestment of cash dividends in Embarq common stock held by the plan’s stock funds.

Unregistered Sales of Equity Securities

In connection with the spin-off of Embarq from Sprint Nextel, the third party equity plan service provider of Sprint Nextel and Embarq copied certain Sprint Nextel equity compensation data into a database designated for the administration of Embarq equity rights for certain Embarq and Sprint Nextel employees. In connection with the operation of the Embarq database and the processes that were established between the service provider, Embarq and Sprint Nextel with respect to the conversion of Sprint Nextel stock options into Embarq stock options, the service provider inadvertently credited the electronic stock option accounts of eight former Sprint Nextel employees with Embarq stock options that had not been granted to them and to which they were not entitled.

Two of these employees exercised the stock options for a total of 41,110 shares of Embarq common stock. As a result of these option exercises, 2,421 shares were sold on August 18, 2006 for an aggregate exercise price of $98,656 and 38,689 shares were sold on September 14, 2006 for an aggregate exercise price of $1,458,566. In conjunction with the option exercises, the two former Sprint Nextel employees sold their newly acquired shares into the public market. Embarq has recorded the aggregate exercise price for these transactions as common stock and paid in capital on its consolidated balance sheet as of September 30, 2006.

Steps have been taken to remove unauthorized stock option allocations from the accounts of former employees of Sprint Nextel. Actions are continuing to be taken to prevent future unauthorized option account allocations and exercises. Steps also have been taken to recover the gains that the two former Sprint Nextel employees obtained from their sales of the shares. Embarq intends to repurchase 41,110 shares of common stock in the open market to eliminate the unintentional shareholder dilution.

The resulting shares were not registered under the Securities Act of 1933, as amended. No exemption from registration is available.

Item 3. Defaults Upon Senior Securities

There were no reportable events during the quarter ended September 30, 2006.

Item 4. Submission of Matters to a Vote of Security Holders

There were no reportable events during the quarter ended September 30, 2006.

Item 5. Other Information

There were no reportable events during the quarter ended September 30, 2006.

Item 6. Exhibits

Exhibit Number	Description
2.1*	Separation and Distribution Agreement (Incorporated by reference to Exhibit 2.1 to Amendment No. 4 to the Registration Statement on Form 10 (File No. 001-32732), filed with the Securities and Exchange Commission on May 2, 2006).

2.2*	Transition Services Agreement between Embarq Corporation (receiver) and Sprint Nextel Corporation (provider) dated as of January 20, 2006 (Incorporated by reference to Exhibit 2.2 to Amendment No. 3 to the Registration Statement on Form 10 (File No. 001-32732), filed with the Securities and Exchange Commission on April 28, 2006).

2.3*	Transition Services Agreement between Embarq Corporation (provider) and Sprint Nextel Corporation (receiver) dated as of January 20, 2006 (Incorporated by reference to Exhibit 2.3 to Amendment No. 3 to the Registration Statement on Form 10 (File No. 0001-32732), filed with the Securities and Exchange Commission on April 28, 2006.

2.4*	Tax Sharing Agreement dated as of May 17, 2006 by and among Sprint Nextel Corporation, Embarq Corporation and certain Embarq subsidiaries (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on May 18, 2006).

2.5*	Employee Matters Agreement dated as of May 17, 2006 between Sprint Nextel Corporation and Embarq Corporation (Incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on May 18, 2006).

2.6*	Patent Agreement dated as of May 17, 2006 by and between Sprint Nextel Corporation and Embarq Corporation (Incorporated by reference to Exhibit 2.5 to the Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on May 18, 2006).

2.7*	Trademark Assignment and License Agreement dated as of May 17, 2006, by and among Sprint Nextel Corporation, Embarq Corporation and certain Embarq subsidiaries (Incorporated by reference to Exhibit 2.3 to the Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on May 18, 2006).

2.8*	Software and Proprietary Information Agreement dated as of May 17, 2006 by and between Embarq Corporation and Sprint Nextel Corporation (Incorporated by reference to Exhibit 2.4 to the Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on May 18, 2006).

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Registration Statement on Form 10 (File No. 001-32732), filed with the Securities and Exchange Commission on May 2, 2006).

3.2	Amended and Restated Bylaws, as amended (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on July 25, 2006).

4.1	Indenture, dated as of May 17, 2006, by and between Embarq Corporation and J.P. Morgan Trust Company, National Association, a national banking association, as trustee (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on May 18, 2006).

4.2	Form of Note (Incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Registration Statement on Form S-1/A (Registration No. 333-131747), filed with the Securities and Exchange Commission on April 14, 2006).

4.3	Credit Agreement, dated May 10, 2006, by and among Embarq Corporation (borrower), the banks, financial institutions and other institutional lenders (initial lenders) and issuers of letters of credit (initial issuing banks) and Citibank, N.A., as administrative agent (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on May 11, 2006).

10.1	Form of Special Equity Award Agreement for Individuals with Employment or Severance Agreements (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on July 25, 2006).

10.2	Form of Special Equity Award Agreement for Individuals without Employment or Severance Agreements (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on July 25, 2006).

10.3	Form of 2006 Annual Equity Award (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on August 1, 2006).

10.4	Form of 2006 Annual Equity Award for Daniel R. Hesse (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on August 1, 2006).

10.5	Form of Award Agreement for Outside Directors (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on August 1, 2006).

(31) (a)	Certification of Chief Executive Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a).

(32) (a)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
Melanie K. Coleman
Vice-President and Controller
(Chief Accounting Officer)

Dated: November 9, 2006

EXHIBIT INDEX

Exhibit Number	Description
2.1*	Separation and Distribution Agreement (Incorporated by reference to Exhibit 2.1 to Amendment No. 4 to the Registration Statement on Form 10 (File No. 001-32732), filed with the Securities and Exchange Commission on May 2, 2006).

2.2*	Transition Services Agreement between Embarq Corporation (receiver) and Sprint Nextel Corporation (provider) dated as of January 20, 2006 (Incorporated by reference to Exhibit 2.2 to Amendment No. 3 to the Registration Statement on Form 10 (File No. 001-32732), filed with the Securities and Exchange Commission on April 28, 2006).

2.3*	Transition Services Agreement between Embarq Corporation (provider) and Sprint Nextel Corporation (receiver) dated as of January 20, 2006 (Incorporated by reference to Exhibit 2.3 to Amendment No. 3 to the Registration Statement on Form 10 (File No. 0001-32732), filed with the Securities and Exchange Commission on April 28, 2006.

2.4*	Tax Sharing Agreement dated as of May 17, 2006 by and among Sprint Nextel Corporation, Embarq Corporation and certain Embarq subsidiaries (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on May 18, 2006).

2.5*	Employee Matters Agreement dated as of May 17, 2006 between Sprint Nextel Corporation and Embarq Corporation (Incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on May 18, 2006).

2.6*	Patent Agreement dated as of May 17, 2006 by and between Sprint Nextel Corporation and Embarq Corporation (Incorporated by reference to Exhibit 2.5 to the Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on May 18, 2006).

2.7*	Trademark Assignment and License Agreement dated as of May 17, 2006, by and among Sprint Nextel Corporation, Embarq Corporation and certain Embarq subsidiaries (Incorporated by reference to Exhibit 2.3 to the Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on May 18, 2006).

2.8*	Software and Proprietary Information Agreement dated as of May 17, 2006 by and between Embarq Corporation and Sprint Nextel Corporation (Incorporated by reference to Exhibit 2.4 to the Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on May 18, 2006).

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Registration Statement on Form 10 (File No. 001-32732), filed with the Securities and Exchange Commission on May 2, 2006).

3.2	Amended and Restated Bylaws, as amended (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on July 25, 2006).

4.1	Indenture, dated as of May 17, 2006, by and between Embarq Corporation and J.P. Morgan Trust Company, National Association, a national banking association, as trustee (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on May 18, 2006).

4.2	Form of Note (Incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Registration Statement on Form S-1/A (Registration No. 333-131747), filed with the Securities and Exchange Commission on April 14, 2006).

4.3	Credit Agreement, dated May 10, 2006, by and among Embarq Corporation (borrower), the banks, financial institutions and other institutional lenders (initial lenders) and issuers of letters of credit (initial issuing banks) and Citibank, N.A., as administrative agent (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on May 11, 2006).

10.1	Form of Special Equity Award Agreement for Individuals with Employment or Severance Agreements (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on July 25, 2006).

10.2	Form of Special Equity Award Agreement for Individuals without Employment or Severance Agreements (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on July 25, 2006).

10.3	Form of 2006 Annual Equity Award (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on August 1, 2006).

10.4	Form of 2006 Annual Equity Award for Daniel R. Hesse (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on August 1, 2006).

10.5	Form of Award Agreement for Outside Directors (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on August 1, 2006).

(31) (a)	Certification of Chief Executive Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a).

(32) (a)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Our company will furnish to the Securities and Exchange Commission, upon request, a copy of the instruments defining the rights of holders of long-term debt that does not exceed 10% of the total assets of our company.

*	Schedules and/or exhibits not filed will be furnished supplementally to the Securities and Exchange Commission upon request.