Form 10-K
period 2006-12-31
Embarq CORP
filed 2007-03-09
CIK 1350031

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-32732

Embarq Corporation

(Exact name of registrant as specified in its charter)

DELAWARE	20-2923630
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5454 W. 110th Street Overland Park, Kansas	66211
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (913) 323-4637

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer

Large accelerated filer  ☐                         Accelerated Filer  ☐                     Non-accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

Aggregate market value of voting and non-voting common stock equity held by non-affiliates at June 30, 2006, was $6,110,117,538.

COMMON SHARES OUTSTANDING AT FEBRUARY 28, 2007: 150,533,640

Documents incorporated by reference

Portions of the registrant’s definitive proxy statement filed under Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which definitive proxy statement is to be filed within 120 days after the registrant’s fiscal year ended December 31, 2006, are incorporated by reference in Part III.

EMBARQ CORPORATION

SECURITIES AND EXCHANGE COMMISSION

ANNUAL REPORT ON FORM 10-K

Part I

Item 1.  Business

Overview

Embarq Corporation is a holding company with its business operations principally conducted through its subsidiaries. Unless the context otherwise requires, references to “Embarq,” “we,” “us,” and “our” mean Embarq Corporation and its subsidiaries.

We provide, both directly and through wholesale and sales agency relationships, a suite of communications services, consisting of local and long distance voice and data services, high-speed Internet access, wireless and satellite video services to consumer and business customers in our local service territories in 18 states. Through our Telecommunications segment, we offer regulated local communications services as an incumbent local exchange carrier, or ILEC, to roughly 5% of U.S. households, with approximately 6.9 million access lines as of December 31, 2006. We also provide access to our local network and other wholesale communications services for other carriers, communications equipment for business markets and other communications-related services. Through our Logistics segment, we provide wholesale product distribution, logistics and configuration services.

We have a significant presence in Florida, North Carolina, Nevada and Ohio (these four states represent nearly two-thirds of all of our access lines). The remaining states (in order of number of access lines) are: Virginia, Pennsylvania, Texas, Indiana, Missouri, Tennessee, New Jersey, Minnesota, Kansas, South Carolina, Washington, Oregon, Nebraska and Wyoming. We are the “carrier of last resort” and receive funding under universal service programs in certain of our local service territories.

The following map shows the location of our service territories:

We were incorporated in 2005 under the laws of Delaware. We formerly were a wholly owned subsidiary of Sprint Nextel Corporation (Sprint Nextel). In December 2004, Sprint Nextel announced its intention to spin-off its local communications business and product distribution operations from its other businesses in a tax-free transaction. On May 17, 2006, in exchange for, and as a condition to, the transfer of assets and the assumption of liabilities described below, we (1) issued to Sprint Nextel 149.1 million shares of our common stock and (2) issued to Sprint Nextel $4.5 billion of Embarq senior notes and transferred to Sprint Nextel $2.1 billion in cash. In exchange for, and contemporaneously with, the issuance of our common stock and transfer of debt and cash, Sprint Nextel transferred the Embarq assets, at historical cost, consisting of Sprint Nextel’s local communications operations and wholesale product distribution operations and the consumer and certain business long distance customers located in our service territories; and we assumed certain liabilities related to our business. The spin-off was completed through a pro rata distribution to Sprint Nextel shareholders consisting of one share of our common stock for every 20 shares of Sprint Nextel voting and non-voting shares owned by Sprint Nextel’s shareholders as of the close of business on May 8, 2006, the record date for the distribution.

As part of our overall business strategy, and consistent with the limitations under our tax sharing agreement with Sprint Nextel, we expect to regularly evaluate business opportunities. These may include investments in current or new business lines and acquisitions that complement our business and divestitures. At anytime we may be discussing or negotiating a transaction that, if consummated, could have a material effect on our business, financial condition, liquidity or results of operations. Our board of directors regularly evaluates our strategy.

Access to Public Filings and Board Committee Charters

Our Internet address is www.embarq.com. Information contained on our website is not part of this annual report. We provide public access to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed with the Securities and Exchange Commission, (SEC), under the Securities Exchange Act of 1934. These documents may be accessed free of charge on our website at the following address: www.embarq.com/investors/ and are provided as soon as reasonably practicable after we electronically file them with the SEC. These documents may also be found at the SEC’s website at www.sec.gov.

We also provide public access to our Code of Ethics, entitled the Embarq Code of Conduct, our Corporate Governance Guidelines and the charters of the following committees of our board of directors: the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee. These documents may be accessed free of charge at our website at the following address: www.embarq.com/governance/. You may also obtain copies of any of these documents free of charge by writing to: Embarq Shareholder Relations, 5454 W. 110th Street, Overland Park, Kansas 66211. If a provision of the Embarq Code of Conduct is amended, other than by a technical administrative or other non-substantive amendment, or a waiver of the Embarq Code of Conduct is granted to a director or executive officer, the notice of such amendment or waiver will be posted on our website. Also, we may elect to disclose the amendment or waiver in a report on Form 8-K filed with SEC. Only our board of directors may consider a waiver of the Embarq Code of Conduct for a director or executive officer.

Certifications

The certifications of our Chief Executive Officer and Chief Financial Officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 are attached as Exhibits 31.1, 31.2, 32.1 and 32.2 to this annual report on Form 10-K.

Our Strengths

After our spin-off from Sprint Nextel, we now are able to make decisions independent of our former corporate parent. Our strategic decisions will be influenced by our unique strengths and weaknesses.

We believe our strengths will enable us to continue to generate cash flow and to grow new streams of revenue by diversifying our offerings, while also allowing us to focus our efforts on minimizing the loss of access lines in our traditional local wireline business. Our principal strengths are described below:

Longstanding Customer Relationships

As the incumbent provider of communications services in our local service territories, we have developed longstanding customer relationships. Based on our estimates, we provide communications services to approximately 80% of the total potential customers in our local service territories. We manage our service offerings to serve the needs of each community effectively and efficiently. As a provider of traditional and new wireline services in our local service territories, our infrastructure is readily available to meet our customers’ evolving needs and we strive to be their preferred choice as they seek additional services. To become the preferred choice of our current and prospective customers, we continually aim to improve the quality of the customer experience for all products, at all touch points, in all our markets. We strive to continually improve our current products and service offerings and we also plan to expand our product portfolio, both by internal development and external partnering efforts, in order to meet demand for broader communications services. We offer bundled services that are designed to meet our customers’ needs, while also simplifying their selection and use of a full complement of our products and services.

Pre-existing Network Infrastructure

As the incumbent provider of communications services in our local service territories, we have a network infrastructure already in place to serve our customers’ current needs. This network also provides the foundation for offering new services to meet our customers’ evolving needs. One example is our offering of high-speed Internet services, which, as of December 31, 2006, are available to almost 80% of our local communications customers. By having a pre-existing wireline network with significant traffic that is capable of high-speed Internet services, we have been able to efficiently deploy these services without incurring the capital costs associated with creating new wireline connections to the customers’ premises. As a result, these high-speed Internet services have generated consistent cash flow.

Ability to offer a wide array of bundled services and communications services for business customers including equipment, data and managed services.

We are among the few communications service providers in many of the markets we serve that can provide a suite of services to both consumer and business customers that includes wireline voice services, nationwide long distance, high-speed Internet, wireless, consumer video entertainment services and communications equipment for business customers. We seek to maximize profitable communications services revenue per customer through the convenience and cost savings of using a single provider for a broad suite of services. By offering a bundled package of products and services, we have improved our high-speed Internet and wireless services penetration resulting in increased revenue and lower customer churn. These have helped to offset revenue decreases driven by continuing declines in access lines and product substitution. Since we introduced our high-speed Internet access service in 1999, we have successfully grown our high-speed Internet base to over 1 million subscribers at December 31, 2006, which represents approximately 19% penetration of our capable access lines. We also began offering wireless services through a mobile virtual network operator, or MVNO, arrangement with Sprint Nextel in 2006. At December 31, 2006, we had approximately 48 thousand subscribers to our wireless offerings.

Since becoming an independent company, we have introduced many innovative new ideas to the marketplace in certain of our consumer and business markets. EMBARQ™ One Voicemail integrates our customer’s wireless and home phone systems notifying them on both devices if they have any messages. Embarq, through EMBARQ™ Dial Me! TunesSM in the Las Vegas area, was the first local telecommunications company to offer home phone customers unique ring back tones for their callers to hear instead of the standard ring. EMBARQ™ Smart ConnectSM allows businesses to move calls seamlessly between their wireless and wireline networks without interruption to the call thus reducing wireless costs and improving coverage and call quality. In addition, through EMBARQ™ Smart Connect PlusSM, a business customer can enable calls to automatically move between EMBARQ™ Wireless and on-premise Wi-Fi networks, whichever is strongest, without manual transfer of the call. We expect to continue offering integrated or converged services which when combined with the modernization of our networks and support systems will allow us to be more competitive and thereby achieve a greater market share in the future.

Our Geography and Demographics

We have service territories in 18 states and they include a broad range of geographies from the most metropolitan markets, such as Las Vegas, Nevada, to rural markets, such as Gun Barrel City, Texas. The customer base, marketing reach, competitors, network infrastructure and economics of the business vary widely among the geographies. Our access lines are split about evenly between metropolitan and rural markets.

Metropolitan markets allow for efficient advertising reach and utilization of personnel, particularly the technician field force. They also enjoy more widely available high-speed Internet coverage and speeds, higher concentrations of business and wholesale customers and good wireless coverage. However, metro locations already have strong competitors, such as cable and wireless companies and also competitive local exchange carriers, or CLECs, and are most likely to attract new entrants, driving prices down.

Our rural territories include smaller towns and less densely populated areas. The towns tend to have some wireless, cable and even CLEC competition, but the surrounding areas are generally only served by our network. We provide high-speed Internet capabilities in many of the small town markets we serve.

The annual growth in number of households in our local service territories has averaged approximately 1.7% over the three years ended December 31, 2006, compared to the national average over that period of approximately 1.3%. Our local service territories cover all or part of six of the 20 fastest growing metropolitan statistical areas, or MSAs, based on the 2000 census. Approximately 30% of our access lines as of December 31, 2006 were in those MSAs.

Service and Product Expertise

We believe that our strong heritage provides a solid foundation for the continued development and delivery of cost-effective products and services. For over 100 years, our business has focused on providing high quality communications products and services to meet the evolving needs of our customers. We intend to build on the core strengths of our business and our experienced employee base to fulfill our mission of providing high quality, cost-effective products and services and innovations that address our customers’ communications needs.

Business Strategy

Our strategy is to maximize profitable communications services revenue per customer by selling integrated and bundled products and services that meet the needs of our consumer, business and wholesale customers within our local service territories. Four key goals will support this strategy:

•

Provide useful products and solutions to attract and retain customers by marketing integrated service offerings including video and wireless services, expanding high-speed Internet coverage, developing simplified products that meet our customers’ needs and updating our networks to provide Internet Protocol, or IP, based services.

•

Improve customer experience and perception of service and product offerings by providing customers with simplified billing, improving service quality and reliability, expanding our distribution channels, providing competitively priced services and using our local market knowledge and experience to provide customers with superior service and products.

•

Manage costs by implementing process improvements, focusing our network investment in areas that support enhanced services including high-speed network facilities, improving the efficiency and effectiveness of our customer support operations and simplifying our information technology support systems.

•

Maintain a customer-focused culture that encourages high performance and employee satisfaction by maintaining our commitment to the communities we serve, providing innovative and competitive services and products while providing an exceptional customer experience, making Embarq a great place to work by improving employee communication and aligning management and employee incentives and compensation plans.

Our Brand

On February 1, 2006, we announced our brand name, EMBARQ™, and unveiled our new logo. Embarq Corporation is our holding company name, and EMBARQ™ is the brand of our operations, products and services. We launched our new brand in an integrated fashion with product marketing launches, including wireless, on June 5, 2006. The launch was an important and successful first step in raising awareness of the brand, generating employee engagement and building preliminary understanding of the brand in our markets. The brand has emerged as a vital, new identifier of our company in the converged voice, data, high-speed Internet, entertainment and wireless markets.

Our Business Segments

During the periods before our spin-off from Sprint Nextel, we reported two operating segments, Local and Product Distribution. During 2006, we adopted as our operating segments Telecommunications in lieu of Local, and Logistics in lieu of Product Distribution. The presentation of the Logistics segment was changed to align it with management’s view of the business. The primary difference between the Logistics segment and the former Product Distribution segment is that only revenues derived from sales to third parties, along with the related direct and allocated costs of those revenues, are presented in Logistics. Consequently, segmental results of operations have been recast to reflect this change for 2005 and 2004.

The following table summarizes the components of our major revenue sources for the past three years ended December 31, 2006.

	For the Years Ended December 31,

Revenue Source	2006	2005	2004

	(millions)

Telecommunications Segment:
Voice	$4,346	$4,265	$4,415
Data	706	657	609
High-speed Internet	393	310	219
Wireless	7	-	-
Product revenue	111	125	146
Other	270	334	350

Total	$5,833	$5,691	$5,739

Logistics Segment
Product revenues	$530	$563	$400

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information regarding the financial performance of these segments.

Telecommunications Segment

Through our Telecommunications segment, we offer five general categories of products and services: voice, data, high-speed Internet, wireless and other. We currently provide a wide range of products and services through these categories, including the following:

Voice

Local Services

We offer local calling services to consumer and business customers within our local service territories, generally for a fixed monthly charge. While we have achieved significant pricing deregulation over time, the amount that we can charge a customer for local calling services is still governed by state and/or federal regulatory authorities. We also offer a number of enhanced calling features and other services, such as call forwarding, caller identification, voicemail, call waiting and inside wire installation and maintenance services, for which we generally charge an additional monthly fee. We also generate revenue from non-recurring services, such as service activation and reactivation. As of December 31, 2006, we had approximately 4.6 million consumer access lines and 2.1 million business access lines.

Long Distance

Following the spin-off, we offer long distance voice and data services through a wholesale arrangement with Sprint Nextel. Long distance voice calling services are priced either based on usage or pursuant to flat-rate calling plans. These services include traditional switched long distance, toll free calling, international, calling card and operator services. We also offer some long distance voice and data services to large business customers as an agent of Sprint Nextel. Sales agency revenues are reported as other service revenue.

Access Services

Long distance carriers, wireless carriers and CLECs purchase various forms of switched access services thereby enabling connectivity with their networks and facilitating our local customers’ ability to make or receive calls to or from other carrier markets. Access charges for interstate and international calls are regulated by the Federal Communications Commission, or FCC, while access charges for intrastate calls are regulated by the state public utility commissions, or PUCs.

Wholesale Service

In addition to access services, FCC regulations require us to offer certain of our network facilities to CLECs on a resale and unbundled basis, such as unbundled network elements, or UNEs, and to allow them to collocate some of their equipment in our central offices. The FCC sets general guidelines for pricing of resale, UNEs and collocation and the state PUCs approve the actual prices charged. As of December 31, 2006, we had approximately 0.2 million wholesale access lines, including resale, UNE platform and payphone lines.

Universal Service Fund

The Telecommunications Act of 1996, or Telecom Act, requires that providers of telecommunications services offer local service at affordable rates for customers living in rural, insular or other high cost areas that are reasonably comparable to those charged in urban areas. The FCC provides support to carriers through disbursements from the Universal Service Fund, or USF. As required by the Telecom Act, telecommunications service providers must contribute to the USF based on a percentage of their gross revenues. In accordance with FCC rules, we recover our contributions to the USF from our customers through surcharges on interstate revenues.

Data

We offer a range of data services to businesses, long distance carriers, wireless carriers and CLECs. Our most significant data service is special access, which consists of dedicated circuits used to connect the customer’s business sites or networks to ours, to connect the customer’s networks directly to their customers’ locations, or, in the case of wireless carriers, to connect their cell sites with their mobile switching centers. Although the traffic handled through special access facilities may include voice as well as data, we report revenues associated with special access as data revenue.

High-speed Internet

As of December 31, 2006, we provided high-speed Internet access services to over 1 million subscribers. Our primary high-speed Internet offering features a download speed of up to 1.5 Mbps, but we also offer download speeds ranging from 256 Kbps to 5.0 Mbps.

Wireless

We currently offer wireless services through a wholesale arrangement involving a MVNO relationship with Sprint Nextel. The MVNO relationship with Sprint Nextel is a seven year agreement, with price points driven by volume, type of service (i.e., voice or data) and customization. Through the MVNO relationship with Sprint Nextel, we have access to a nationwide network that is based on Sprint Nextel’s code division multiple access, or CDMA, network coverage in our local service territories. Through the sales agency agreement with Sprint Nextel, we offer Sprint Nextel branded wireless services to medium and large business customers. Sales agency revenues are reported as other service revenue. Currently, Sprint Nextel’s wireless network covers approximately 80% of our local service territories.

Product revenues

We sell and service a range of customer premise equipment, or CPE, which is communications equipment that resides at a business customer’s location for the management of voice and data networks and applications. We provide CPE to our customers through sales, engineering, and distribution relationships with a small number of primary vendors. After the 2006 launch of our wireless service, product revenue also includes sales of wireless handsets.

Other

We currently sell video services through our sales agency relationship with Echostar. As of December 31, 2006, approximately 162 thousand of our customers have video services. We generally sell video services as part of our bundled products and services offering, with charges for all products and services appearing on a single bill provided by us to our customer.

We also offer engineering and customer support services to our customers, remote management and monitoring of CPE, remote security services to protect customer information and networks, and maintenance of equipment under contract. Other service offerings include caller identification database services, billing and collection services, operator services and product and service sales through various sales agency relationships with Sprint Nextel.

Logistics

Through our Logistics segment, we procure, configure and distribute equipment, materials and supplies to the communications industry. The products that we offer include outside plant, business communication systems, telephones and accessories and network access equipment from leading manufacturers. With approximately 950 employees, including experts in logistics, engineering, integration and deployment, and communications equipment, we seek to offer effective and efficient supply chain solutions. This segment operates seven distribution centers throughout the U.S., stocking more than 30 thousand items from more than 2 thousand manufacturers.

Sales and Marketing

We market and sell our products and services through four main marketing groups: Consumer Markets, Business Markets, Wholesale Markets and Logistics, each of which is described below. Our sales and marketing functions, including product management, research, advertising and promotions, are managed individually by each marketing group. Our product development group is centrally managed.

To foster long-term relationships with our customers, we have undertaken many initiatives to provide quality customer service. We operate 20 retail and two wholesale call centers, located mainly in our local service territories, staffed with customer service representatives who are knowledgeable about the markets we serve. In addition, we have automated many of our customer service functions, including Internet e-commerce systems, so that our customers can receive answers to many frequently asked questions regarding their communications services without speaking to a customer service representative. We continue to consolidate our service plans and simplify our invoices to better meet our customers’ needs.

We manage our service offerings in an effort to serve the needs of each customer effectively and efficiently. We are committed to a high standard of service and have sales representatives with market knowledge in a majority of our local service territories in which we operate. Based on our understanding of our customers’ needs, we offer bundled services that are designed to simplify the customer’s selection and ability to use our services. Offering bundled services allows us to capitalize on our network infrastructure by offering a suite of communications services in local voice, high-speed Internet access, and long distance services, as well as wireless and video. We believe that offering bundled services improves customer retention, enhances returns on network assets and gives us the opportunity to offset declining access lines due to wireless substitution and competition from cable operators and CLECs that purchase UNE loops.

Consumer Markets

Consumer Markets generated $2.6 billion, or 41% of our 2006 reported revenue. Consumer markets provides a portfolio of bundled wireline and wireless voice, high-speed Internet, and satellite video services to over 4.3 million households across our local service territories. The group offers products and services through a variety of channels, including call centers, the Internet, retail stores and third-party channels.

Consumer Markets has had success in the sale of high-speed Internet service with a growth rate of 52% in 2006. While we anticipate continued growth, we expect the percentage growth rate to decline. At December 31, 2006 and 2005, we had approximately 838 thousand and 552 thousand, respectively, consumer high-speed Internet subscribers.

Our consumer retail marketing approach emphasizes customer-oriented sales, marketing and service with a local presence. We market our retail products and services primarily through our customer service representatives, direct sales representatives, local retail stores and telemarketing. We support our distribution with direct mail, bill inserts, newspaper advertising, website promotions, public relations activities and sponsorship of community events. In our local service territories, we operate retail stores that allow our customers the opportunity to pay their bills directly or meet personally with our customer service and sales representatives to purchase additional services and, in some locations, customer premises equipment. Our customer service and sales representatives promote sales of services to meet the unique needs of our customers. Sales channels are being expanded to increase the visibility of our products and services. At December 31, 2006, we had 46 retail stores, and we expect to have approximately 60 stores by the end of 2007.

The number of households in our local service territories is growing faster than the national average. In fact, our local service territories cover all or part of six of the top 20 fastest growing MSAs based on the 2000 census. These include Las Vegas (#1), Naples (#2), Raleigh-Durham (#12), Orlando (#16), Ocala (#18) and Fort Myers (#20). In an effort to maximize our growth, we are expanding our approach to consumer marketing and sales in these areas. Our broadened strategy includes new product offerings that we expect will appeal to households that value a home phone but also have a need for a wireless phone while away from home. We are also actively working with property developers to provide the infrastructure and services to support technology needs of new homeowners.

Consumer Markets’ strategy is to win new customers while selling existing customers additional communication services to better retain them. Consumer Markets’ strategy includes integrating voice, data, wireless and entertainment services to deliver competitively priced, integrated product bundles for our customers on one easy to understand bill. This strategy is designed to enable us to maximize communications services revenue per household. Consumer Markets’ strategy also includes optimizing our channels and maximizing recent investments in retail stores and the Internet.

Business Markets

Business Markets generated $1.5 billion, or 23% of our 2006 reported revenue. Business markets provides communication services that includes local, long distance and wireless voice, data services including high-speed Internet, maintenance and managed network services to more than a half million businesses, federal, state and local government customers. The group offers products and services through a variety of channels, including call centers, the Internet, retail stores, direct sales and third-party channels.

Business Markets has had success in the sale of high-speed Internet service with a growth rate of 25% in 2006. While we anticipate continued growth, we expect the percentage growth rate to decline. At December 31, 2006 and 2005, we had approximately 142 thousand and 114 thousand, respectively, business high-speed Internet subscribers.

Our business customer retail marketing approach focuses on end-to-end customer communications solutions from small businesses to large enterprise customers. We market our retail products and services to business customers through several channels, including direct sales forces located in each of the areas we serve, call center sales and service representatives, telemarketing programs, third party agents and local retail stores. Our direct sales force calls on prospective and existing business customers to provide a reliable and complete communications solution that best fits the needs of our customers based on our communications knowledge and the information we gain about the customers’ needs. Our network engineers design services, products and applications that help our customers operate their businesses. Our technicians survey customer premises to assess building entry, power and space requirements for communications equipment and coordinate delivery, installation and testing of equipment. We utilize many advertising and promotional programs, including direct mail, bill inserts, media advertising, newspaper advertising, website promotions, public relations activities and sponsorship of community events. In 2007, we plan to continue expanding our selling channels by growing our business presence in our retail stores, utilizing third party retailers and leveraging value added resellers.

Business Markets’ strategy includes a commitment to deliver communications solutions that meet existing and future business customer needs through bundles of services, integrated service offerings and the development of innovative products and services. Initiatives include expanding customer channels and touchpoints to reach new customers as well as providing existing customers with new products and services. The breadth of our product portfolio allows us to meet a variety of telecommunications needs from a single proprietor all the way to our largest enterprise customer, integrating voice, data, wireline and wireless technologies. Through partnerships and the development of innovative services, Business Markets is also building certain value-added services as business customers migrate to converged information and network technologies.

Wholesale Markets

Wholesale Markets generated $1.8 billion, or 28% of our 2006 reported revenue. Wholesale Markets offers a variety of network-based products and database services to local, long distance and wireless carriers. Carriers utilize these wholesale products as part of their infrastructure and support systems in providing end-user retail services. Key products for this group include switched and special access, UNEs, collocation, database, directory assistance, operator services, high-speed data and access to network signaling systems. With the growth in wireless voice and data services, wireless carriers operating within our local service territories are increasingly purchasing wholesale services to link their towers and to interconnect with our wireline networks. As of December 31, 2006, Wholesale Markets also provided public access services to approximately 23 thousand pay telephone units in 43 states and the District of Columbia. Further, through 20 account relationships, Wholesale Markets provides communications services to inmates at 158 state and county correctional institutions.

Wholesale Markets has had success in the sale of high-speed Internet service with a growth rate of 35% in 2006. While we anticipate continued growth, we expect the percentage growth rate to decline. At December 31, 2006 and 2005, we had approximately 37 thousand and 27 thousand, respectively, wholesale high-speed Internet subscribers.

Our wholesale marketing approach includes direct sales calls to our carrier customers in the inter-exchange long distance, wireless, CLEC, and Internet Service Provider, or ISP, market segments. Wholesale revenues are derived primarily from switched access for originating and terminating long distance calls, special access to provide dedicated links between customer premises and carrier networks, intelligent network database services and interconnection services to link networks between carriers. Approximately $1.2 billion of our wholesale revenues are derived from our top 20 carriers. Our associates work closely with these customers to develop products and services that address their specific needs and to ensure that we continue to be the wholesale provider of choice within our local service areas. In addition, our dedicated account managers and supporting sales engineers consult with these customers on network design and application needs.

Wholesale customers have access to the majority of our products and services through our wholesale website and through tariffs that are filed with state and federal regulatory agencies. We have improved our wholesale website both to enhance our customer experience and to simplify the nature of calls to our wholesale service centers.

Wholesale Markets’ strategy is focused on providing superior network service quality and products tailored specifically to our customers’ business needs and improving order flow between our internal systems and our customers systems.

Logistics

Logistics generated $0.5 billion, or 8% of our 2006 reported revenue. The sales and marketing approach in our Logistics segment emphasizes providing cost competitive communications products and material management solutions through, what we believe to be, a world class logistics organization. We service our network service provider and reseller customer base through a direct sales organization, centralized call center operations and e-commerce activities. We support these channels with direct mail, bill inserts, trade advertising, website promotions, public relations activities and participation in key industry trade shows. Our sales and service organization helps customers design advanced supply chain solutions by providing engineering and installation services to help improve the operational efficiency of their businesses.

Network Architecture and Technology

Our network consists of host and remote central office digital switches and digital loop carriers interconnected with copper, microwave and fiber facilities. All equipment is typically operating on the most current software release generally available. The outside plant infrastructure connecting the customer with the core network also consists of a mix of copper and fiber optic cables. As of December 31, 2006, we maintained over 334 thousand route miles of copper plant. Our network also includes approximately 40 thousand route miles of local and long-haul fiber optic cables typically powered with synchronous optical network terminals which are the primary transport technology between our 331 host and 1,232 remote central offices and interconnection points with other incumbent carriers. The network also contains 12 Signaling System 7, or SS7, transfer points to provide call control and signaling.

In our markets, high-speed Internet-enabled integrated access technologies are being deployed to provide significant broadband capacity to our customers. We continue to remove network impediments to offer high-speed Internet service to more customers. We continue to evaluate new broadband technologies, fixed wireless and high-speed Internet enhancements that could expand the coverage and data speeds of our high-speed Internet service.

Rapid and significant changes in technology are expected in the communications industry. Our future success will depend, in part, on our ability to anticipate and adapt to technological changes. We believe that our network architecture enables us to respond efficiently to these technological changes.

We offer facilities-based services in each of our markets. In addition to the equipment noted above, our fully integrated communications network is comprised of asynchronous transport mode switches, IP routers, frame relay switches, Ethernet switches and routers and multi-service switches capable of handling voice, data and dedicated circuits. We currently own or lease all of our network facilities and have not booked any revenues from swaps of indefeasible rights of use.

Our Relationship with Sprint Nextel

In connection with our spin-off, we entered into certain agreements with Sprint Nextel. The key terms of the principal agreements that continue to be operative are summarized below:

Separation and Distribution Agreement.  We entered into a separation and distribution agreement that generally requires us and Sprint Nextel to indemnify each other and each other’s representatives and affiliates against certain liabilities. The separation and distribution agreement also contains the terms of the spin-off and certain covenants regarding cooperation to effect the transactions contemplated by the spin-off, including certain true-up obligations relating to working capital and transition costs from January 1 to May 17, 2006. The agreement also governs rights both we and Sprint Nextel have to access certain of each other’s information following the spin-off. As an ancillary agreement to the separation and distribution agreement, we also entered into an employee matters agreement relating to certain compensation and employee benefit obligations with respect to our current and former employees.

Tax Sharing Agreement.  In connection with the spin-off, we entered into a tax sharing agreement with Sprint Nextel. The tax sharing agreement covers our and Sprint Nextel’s rights and obligations with respect to taxes for both the pre- and post-spin-off periods. Under the tax sharing agreement, in order to preserve the tax-free treatment to Sprint Nextel of the spin-off, for specified periods of up to 30 months following the spin-off, we may be prohibited, except in specified circumstances, from

•	Issuing, redeeming or being involved in other acquisitions of our equity securities;

•	Transferring significant amounts of our assets;

•	Amending our certificate of incorporation or bylaws;

•	Failing to comply with the Internal Revenue Service (IRS) requirement for a spin-off that we engage in the active conduct of a trade or business after the spin-off; or

•	Engaging in other actions or transactions that could jeopardize the tax-free status of the spin-off.

A private letter ruling issued by the IRS after the spin-off provides us with the flexibility to pursue open market repurchases of our common stock without adversely affecting the tax-free status of our spin-off from Sprint Nextel.

We have an obligation to indemnify Sprint Nextel for taxes resulting from the spin-off if that tax results from (1) an issuance of our equity securities, a redemption of our equity securities or our involvement in other acquisitions of our equity securities, (2) other actions or failures to act by us (such as those described above) or (3) any of our representations or undertakings referred to in the tax sharing agreement being incorrect or violated.

We currently do not believe these prohibitions impose a significant constraint on our flexibility to execute on our existing strategy.

Intellectual Property Agreements.  In connection with the spin-off, we entered into a patent agreement, software and proprietary information agreement and a trademark assignment and license agreement with Sprint Nextel. These agreements govern our relationship with Sprint Nextel with respect to ownership of and use of intellectual property.

Transition Services Agreements.  We entered into transition services agreements with Sprint Nextel under which we and Sprint Nextel will provide certain specified services to each other for up to two years following the spin-off. Among the services Sprint Nextel provides to us are customer bill printing and mailing services, information technology application and support services, data center services and employee human resources helpdesk services. Among the services we provide to Sprint Nextel are billing support services for certain products, field technician support for certain complex customers and information technology application services.

Commercial Service Agreements.  We and Sprint Nextel entered into commercial service agreements pursuant to which each company obtains services from each other. The principal agreements are described below:

•

We entered into a non-exclusive wholesale agreement, which we refer to as the MVNO agreement, with Sprint Nextel. Under this agreement, for a period of 7 years, we are able to resell certain CDMA-based wireless voice and data services in our local service territories.

•

Under a 5 year wholesale master services agreement with Sprint Nextel, that we refer to as the long distance agreement, we have the ability to market and sell our own branded wireline long distance voice and data services to consumer and small business customers. Under this agreement, we must purchase a minimum of 95% of certain categories of our domestic and international long distance voice and data services from Sprint Nextel.

In addition to the MVNO agreement and long distance agreement, we have also entered into a sales agency agreement with Sprint Nextel to sell to business customers certain Sprint Nextel-branded wireless and wireline voice and data services, and a teleservices agreement where we purchase payphone and private branch exchange repair and refurbishing and reverse logistics services from Sprint Nextel. We have also entered into certain agreements with Sprint Nextel where we are providing certain services to Sprint Nextel, including calling name database services, toll free rehome services, special access services, operator services and directory assistance services.

Competition

There is widespread competition among communications services providers. The traditional dividing lines between local, long distance, wireless, video and Internet services are increasingly becoming blurred. Through mergers, joint ventures and various service expansion strategies, major providers are striving to provide integrated services in many of the markets we serve. This trend is also reflected in changes in the regulatory environment that have encouraged competition and the offering of integrated services. We expect competition to intensify as a result of the entrance of new competitors and the rapid development of new technologies, products and services.

Competition may adversely impact our revenues and profits in several ways, including:

•	The loss of customers and market share;

•	The possibility of customers shifting to less profitable services;

•	Forcing us to lower prices or increase capital or marketing expenses to remain competitive; and

•	Increasing our need to incur additional costs in order to diversify our product or service offerings.

As an ILEC, we increasingly face competition from alternate communication systems constructed by facilities-based providers, including CLECs, cable operators that offer Voice over Internet Protocol, or VoIP, service, long distance carriers, large customers, alternative access vendors, cities and local governments, rural over-builders and other entities. Some of these systems, which have become more prevalent as a result of the Telecom Act and recent technological developments, are capable of originating or terminating calls without use of the ILECs’ networks or switching services. Other providers, including non-facilities based VoIP carriers, make use of the high-speed Internet access services that we provide to our customers and may displace the local, long distance, calling features and switched access revenues that we formerly obtained from conventional forms of voice services. We anticipate that all these trends will continue and will lead to increased competition with our services.

Much of the local competition that arose after the passage of the Telecom Act took the form of the resale of ILEC services or the use of ILECs’ UNEs, either as a total package of service capabilities (generally referred to as the unbundled network element platform, or UNE-P), or in combination with facilities owned by the CLEC. We have traditionally been less subject to these forms of competition than larger ILECs serving more urban areas, and recent regulatory decisions have relieved ILECs of the obligation to make UNE-P available to competitors. See “Legislative and Regulatory Developments.” However, we continue to offer UNE-P services to CLECs operating in our territory in accordance with our commercial agreements and our interconnection agreements. Additionally, we are facing increasing competition from cable operators who offer VoIP services in competition with the local and long distance voice services we provide our customers. Deployment of VoIP services by cable operators increased significantly in recent years and will continue to increase for the foreseeable future. We intend to actively monitor these developments, to observe the effect of emerging competitive trends in larger markets and to develop appropriate competitive responses.

Furthermore, wireless communications services increasingly constitute a significant source of competition for local communications services, especially as wireless carriers expand, improve their network coverage and continue to lower their prices. As a result, some customers have chosen to completely forego use of traditional wireline phone service and instead rely solely on wireless services. We anticipate that the trend toward using wireless services will continue, particularly if wireless service rates continue to decline and the quality of wireless services improves. Technological developments in cellular telephone, personal communications services, digital microwave, satellite, broadband radio services, broadband over powerline, local multipoint distribution services, meshed WiFi and other wired and wireless technologies permit the further development of alternatives to traditional wireline services. Changes in technology generally result in new entrants into the communications services marketplace. See “Risk Factors—Risk Factors Relating to our Business—Due to competitive, technological and regulatory changes, we cannot assure you that our core business will grow, and it could decline, which could have an adverse effect on our business and future prospects.”

Many of our current and potential competitors have market presence, engineering, technical and marketing capabilities as well as financial, personnel and other resources that are more abundant than ours. In addition, some of our competitors can conduct operations or raise capital at a lower cost than we can and are subject to less regulation, taxes or fees. Consequently, some competitors may be able to charge lower prices for their products and services, develop and expand their communications and network infrastructures more quickly, adapt more swiftly to new or emerging technologies and changes in customer requirements and devote greater resources to the marketing and sale of their products and services than we can.

Despite the various challenges facing our business, our numerous strengths such as our established customer relationships, existing network architecture, extensive product and service expertise and wide array of bundled offerings, are helping us in our efforts to reduce access line losses and grow our customer base. We intend to continue challenging the competition with:

•	Innovative bundled offerings that not only respond to but anticipate our customers’ changing needs;

•	New product offerings, such as continued roll-out of high-speed Internet access;

•	Effective customer care and simplified billing; and

•	Attractive and simplified pricing.

Legislative and Regulatory Developments

The communications industry has been and remains the subject of legislative and regulatory oversight at both the federal and state levels. The Telecom Act was the first comprehensive update of the Communications Act of 1934. Among other things, the Telecom Act provided a framework for local competition, but required the adoption of implementing rules by the FCC and the states. These rules have been the subject of numerous court appeals, as well as lobbying efforts before Congress. In virtually every session of Congress since the adoption of the Telecom Act, legislation has been proposed to amend it. In addition, members of Congress use Congressional hearings and letters to emphasize points to regulators. Congressional participation in the development of regulatory policy and enforcement makes the regulatory process less predictable and potentially adverse to our interests. Legislatures in the 18 states in which we operate local service territories also engage in regulatory policy matters that affect our business.

As an ILEC, we are subject to pervasive regulation by both state and federal regulatory bodies. While the amount of regulation is diminishing, we remain subject to more regulation over communications services than many of our competitors. Competition is increasing at a faster rate than regulation is decreasing. The following summary of the regulatory environment in which our business operates does not describe all present and proposed federal, state and local legislation and regulations affecting the communications industry. Some legislation and regulations are currently the subject of judicial proceedings, legislative hearings and administrative proceedings that could change the manner in which our industry operates. We cannot predict the outcome of any of these matters or their potential impact on our business. Regulation in the communications industry is subject to rapid change and any change may have an adverse effect on us in the future. The following discussion describes some of the major communications-related regulations that affect us, but numerous other substantive areas of regulation not discussed here may also influence our business.

State Communications Regulation

The major areas of ILEC regulation and the environment of regulatory change we face at the state level include:

Carrier of Last Resort Obligations (COLR)

As an ILEC, we face COLR obligations which include an ongoing requirement to provide service to all who request service and are willing to pay tariffed rates. In competitive-bid environments, such as newly constructed housing developments or multi-tenant dwellings, this may constitute a competitive disadvantage to the company if competitors can choose to exclusively tie service to homeowner’s association fees or choose not to provide service to customers who are poor credit risks or whom they believe would be uneconomic to serve. COLR requirements may force the company to construct facilities with a low likelihood of positive economic return on this investment. Relaxation of COLR requirements is provided in a few of our states where we are relieved of providing service to certain developments served by a CLEC or cable operator. Additionally, relative to customers who are especially expensive to serve, we are considering, and seeking regulatory approval in targeted circumstances, as needed, to deploy service using alternative, less costly technologies, such as fixed wireless and seeking to share the cost of building out the network with those customers. Currently, our costs are partially offset by payments from the universal service programs. See “Universal Service Programs” below.

Rate Regulation

Traditionally, ILEC local service prices and company earnings were regulated based on the cost of providing the service plus a prescribed rate of return. We are still subject to this method of regulation in four of the states in which we operate: Washington, Oregon, New Jersey, and Wyoming. In the remaining states, we have entered into alternative regulation called “price cap” plans that typically limit our ability to increase rates for local services by a predetermined formula, but relieve us from the requirement to meet certain earnings tests. Additionally, in most of the states in which we operate, we have growing flexibility to set prices for certain enhanced calling services, such as caller identification, and the price for bundled services that include local voice service. In nine of the states in which we operate, we are able to price bundles of services on an exchange-specific basis, instead of state-wide pricing.

Service Quality Regulation

Most of the states in which we operate impose exacting retail service requirements, which dictate the achievement of certain standards, including call center answer time and intervals for new service installation and service restoration when there are outages. We are making some progress in gaining relief from costly, inflexible, traditional standards, but many commissions have been slow to permit ILECs to adopt self-enforced, market-driven service standards despite the acceleration of competition.

State Universal Service Programs

In 2006, we received state universal service support totaling $75 million from programs in seven states: Kansas, Nebraska, Oregon, Pennsylvania, South Carolina, Texas and Wyoming. Several states, including Texas, Nebraska and Wyoming are undergoing reviews of their universal service fund programs, which in some cases could lead to a reduction in the support we receive.

Federal Communications Regulation

At the federal level, as an ILEC, we are subject to extensive regulation by the FCC. Federal regulation not only covers rates and service terms, but also the terms on which ILECs provide connections and network elements to competitors—the CLECs. Long distance providers are subject to less regulation, but still must comply with various statutory requirements and regulations. Commercial mobile radio service providers are not regulated from a retail pricing standpoint, but are subject to various licensing and technical requirements imposed by the FCC, including provisions related to the acquisition, assignment or transfer of radio licenses, and mandates, such as enhanced 911, or E-911, and wireless local number portability.

Competitive Local Service

The Telecom Act was designed to promote competition in all aspects of communications. It eliminated legal and regulatory barriers to entry into local and long distance communications markets. It also required ILECs to allow local resale at wholesale rates, negotiate interconnection agreements, provide nondiscriminatory access to UNEs and allow collocation of interconnection equipment by competitors.

On February 5, 2005, the FCC issued an order, which became effective on March 11, 2005, revising rules on UNEs in response to a March 2004 decision of the D.C. Circuit Court of Appeals vacating significant portions of the FCC’s earlier UNE rules. The order terminated the obligation of ILEC’s to offer unbundled local switching and UNE-P after a one-year transition period which ended in March 2006, during which there were some increases in the rates ILECs were permitted to charge for UNE-P, and restricted, to some extent, the availability of high-capacity loop and transport UNEs. We benefit from the UNE-P ruling, although our competitors have not made extensive use of UNE-P in our service territories. The new restrictions on the availability of high-capacity loop and transport facilities as UNEs have not had a material effect on our competition. Separately, the FCC is considering whether it should establish performance measures for ILEC provision of UNEs and special access services and whether to revise the methodology the states must use to establish prices for UNEs.

Federal Universal Service Programs

The federal universal service programs provide funding for services provided in high-cost areas, for reduced-rate services to low-income consumers, and for discounted communications and Internet services for schools, libraries and rural health care facilities. These programs are funded largely by contributions from communications carriers. These contributions are based on an FCC-prescribed percentage (currently 9.7% of revenues from interstate and international revenues) and are recovered from customers through surcharges. Historically, this contribution mechanism subjected us to competitive disadvantages in at least two respects. First, companies that offered competing services that they characterized as “information,” rather than “telecommunications,” services, including some providers of VoIP services, did not contribute to federal universal service funding and, therefore, were able to charge their customers less for the competing services. Second, in September 2005 the FCC classified the cable modem broadband Internet access service offered by cable companies (in competition with our high-speed Internet access service) as an information service which is not subject to universal service fund contributions, while requiring ILECs to make universal service contributions on a portion of their high-speed Internet access revenues.

Both sources of competitive disadvantage for us have recently been addressed by the FCC. With respect to VoIP services, the FCC, on June 21, 2006, approved interim rules for determining the payment obligations of certain VoIP providers contributing to the universal service fund, which are based on their telecommunications revenues from interstate and international services. The order established a “safe harbor” of 64.9% as the portion of total VoIP revenues deemed to be interstate (and therefore, subject to the universal service fund obligations), unless proven otherwise. The new rules took effect in the fourth quarter 2006 and should achieve greater parity across telecommunications companies as intended by the FCC. With respect to high-speed Internet service, the FCC, in a September 2005 order, put high-speed Internet access service on an equal footing with cable modem service. Pursuant to the order, our high-speed Internet services ceased to be assessed in August 2006. The FCC is considering whether to replace this revenue-based assessment in whole or in part with an assessment based on telephone numbers or connections to the public network. An assessment mechanism based on numbers or network connections could increase our contributions to federal universal service funds, but at the same time could eliminate the competitive disadvantages we face under the current system.

The size of the federal universal service fund has grown significantly in recent years, primarily due to increased dollars flowing to competitive carriers including wireless carriers. In response to this growth, the Federal-State Joint Board on Universal Service has initiated a proceeding to investigate the possibility of controlling the size of the fund through the use of “reverse auctions.” In a reverse auction, carriers would “bid” for the right to serve a high-cost area in exchange for a specified amount of USF support, with the lowest bid—rather than the highest bid—winning, hence the “reverse” nature of the auction. At this point in time, it is unclear whether some form of reverse auction mechanism will be adopted by the FCC in place of existing, largely cost-based mechanisms. Other proposals have been suggested including one that would alter distribution of universal service support by targeting it to much smaller geographic areas, therefore tying support more directly to the high cost areas that need support. Additionally, as part of this proceeding, proposals have been put forth by various industry participants (both wireline and wireless), to cap the fund to stop further growth until these issues are resolved. Until a more specific plan is developed, we are unable to determine what effect, if any, a reverse auction mechanism would have on Embarq’s universal service receipts.

In 2006, we received $153 million from federal universal service funds to support our service in high-cost areas. A portion of this support is based on average loop costs. Where loop costs exceed the nationwide average, which is the case in many of our local service territories, we receive federal universal service support. The FCC has proceedings underway to reexamine contribution levels to the funds and the distribution of high-cost support and to consider expanding the fund to include support for broadband deployment. FCC decisions in those proceedings could affect the amount of high-cost support we receive in the future.

Intercarrier Compensation and Access Charges

Intercarrier compensation includes interstate and intrastate switched access charges that we and other ILECs, CLECs and wireless carriers are entitled to receive from long distance carriers for their origination and termination of long distance calls and reciprocal compensation that interconnected local carriers pay to each other for terminating interconnected local and wireless calls. In addition, we and other ILECs receive special access charges for providing dedicated facilities to other carriers and businesses. On average, intrastate switched access charges, which are currently regulated by state PUCs, are substantially higher than interstate switched access charges, which are regulated by the FCC, and in turn interstate switched access charges are substantially higher than reciprocal compensation.

In 2001, the FCC launched a proceeding to determine whether access charges, as well as reciprocal compensation for local interconnected calls, should be replaced either by a “bill-and-keep” system (under which intercarrier compensation would be eliminated and all carriers would recover their costs solely from end-user customers) or by a unified intercarrier compensation system in which the same rates would apply to all forms of intercarrier compensation, i.e., interstate and intrastate switched access and reciprocal compensation. This proceeding is pending at the FCC and it is difficult to predict the changes that might result or their timing and impact. More recently, Embarq joined a group of carriers in proposing a competitive intercarrier compensation reform plan, known in industry circles as the “Missoula Plan.” The plan would reduce the revenues we receive from access charges which would then be recovered through a combination of increased customer surcharges and increased receipts from a fund similar to the federal universal service fund. While there has been significant activity at the FCC around this plan, it is difficult to estimate whether it, or anything like it, will be adopted or when. In the meantime, the existing disparities in the rates for different forms of intercarrier compensation and regulatory uncertainties as to which forms of intercarrier compensation VoIP is subject (see “VoIP” below) will continue.

In January 2005, the FCC initiated a proceeding to examine the appropriate regulatory framework for the rates charged for special access services. The FCC is considering reforms to modify or eliminate pricing flexibility policies and additional reforms to the price cap rules affecting special access pricing. The outcome of the FCC’s proceeding is uncertain, but it could result in significant changes to the way in which we receive compensation from other carriers and our end users for special access services. At this time, we cannot estimate whether the FCC will reform the current special access rules or, if so, whether and to what extent any changes will affect our special access revenues.

The higher, above cost, intrastate access rates have been reduced in recent years pursuant to state approved “rate rebalancing” programs that lowered access rates while simultaneously increasing basic local rates to offset the displaced access revenues. Efforts to reduce intrastate access rates have been most significant in recent years in Florida, Missouri and Pennsylvania. Further efforts to reduce state access rates or rate rebalancing could take place as part of the intercarrier compensation system reform, impacting both state and federal rates, referenced above. However, competitive market forces may limit sustainable, significant basic local rate increases. Accordingly, there may be limited opportunity to fully “rebalance” or offset future intrastate access rate reductions, with corresponding increases to basic local rates.

VoIP

With the growing use of VoIP, the FCC is considering the regulatory status of various forms of VoIP. The outcome of these proceedings will determine whether and how retail VoIP offerings should be regulated, as well as whether VoIP providers should pay access charges. In February 2004, the FCC issued an order finding that one form of VoIP, involving a specific form of computer-to-computer services for which no charge is assessed and conventional numbers are not used, is an unregulated “information service,” rather than a communications service. This preempted any attempts by state regulatory authorities to regulate this service. In April 2004, the FCC ruled that long distance offerings in which calls begin and end on the ordinary public switched telephone network, but are transmitted in part through the use of IP, are “telecommunications services,” thereby rendering the services subject to all the regulatory obligations of ordinary long distance services, including payment of access charges. In November 2004, the FCC preempted states from exercising entry and related economic regulation of certain other forms of VoIP that originate through the use of broadband connections and specialized customer premises equipment. An appeal of this ruling is pending in the courts.

A June 2005 FCC order directed providers of certain VoIP services to offer E-911 emergency calling capabilities to their subscribers. A September 2005 FCC order ruled that the Communications Assistance for Law

Enforcement Act, or CALEA, applies to certain VoIP providers and to facilities-based high-speed Internet access service providers and set an 18-month deadline for compliance, but left the technical details of compliance to a future order. CALEA was enacted in 1994 to preserve electronic surveillance capabilities authorized by federal and state law in light of emerging technologies that might be more difficult for law enforcement officials to monitor. As referenced above, the FCC also determined in June 2006 that VoIP providers were subject to universal service assessments.

Other issues regarding VoIP, such as whether various forms of VoIP are “information services” or “telecommunications services,” or what regulatory obligations, such as intercarrier compensation and taxes, should apply to the providers of these services, remain pending in a rulemaking proceeding the FCC initiated in March 2004.

High-speed Internet Access Services

Following a June 2005 U.S. Supreme Court decision affirming the FCC’s classification of cable modem Internet access service as an “information service” and declining to impose mandatory common carrier regulation on cable providers, the FCC issued an order in September 2005 declaring the high-speed Internet access services that we and other ILECs provide to be “information services.” This order relieved ILECs of both the obligation to provide the underlying broadband transmission to other ISPs and to make federal universal service contributions on revenues from high-speed Internet access services. ILECs’ high-speed Internet access services are now on an equal regulatory footing with cable modem Internet access services. The September 2005 FCC order also sought comment on whether all high-speed Internet access services, regardless of the technology used, should be subject to various FCC consumer protection regulations. That proceeding remains pending. In addition, as noted above, a separate FCC order, also issued in September 2005 ruled that facilities-based high-speed Internet access service providers are subject to CALEA and set an 18-month deadline for compliance, but left the technical details of compliance to a future order.

Video Services

Under current law, our ability to provide video services in competition with cable providers is subject to state and local laws that may require us to obtain franchise authority. Generally, these franchises have been awarded by local authorities and may subject cable operators to fees, build-out requirements and other conditions. Recently, several states including Texas, Indiana, Kansas, South Carolina and Virginia, have enacted legislation that allows ILECs to obtain cable franchises on a state-wide basis. Absent further changes in federal or state law, the time required to obtain franchises and the conditions attached to those franchises could materially impede our ability to offer facilities based competitive video services. In 2006, Congress attempted to pass a law to simplify the franchising process but failed. In December 2006, the FCC approved an order simplifying the franchising process. Continued uncertainty regarding the status of franchising rules is likely given that the FCC’s order is expected to be appealed.

Our current video offerings through our sales agency relationship are not subject to the same laws and, therefore, we are not required to obtain franchise authority for these offerings.

Environmental Compliance

Sprint Nextel has identified seven former manufactured gas plant sites that may have been owned or operated by entities acquired by our subsidiary, Centel Corporation (Centel) before being acquired by Sprint Nextel. These sites are not currently owned or operated by either Sprint Nextel or us. On one site, we and the current landowner are working with the Environmental Protection Agency, or EPA, pursuant to an administrative consent order. Expenditures pursuant to the order are not expected to be material. On two sites, we are negotiating with the EPA as to whether clean up is required. On four sites, including two of the sites where EPA is involved, Centel has entered into agreements with another potentially responsible party to share costs. Further, Sprint Nextel has agreed to indemnify us for the majority of any eventual liability arising from all seven of these sites.

Other environmental compliance and remediation expenditures mainly result from the operation of uninterrupted power supplies for our communications equipment. The expenditures arise in connection with standards compliance, permits or occasional remediation, and are usually related to generators, batteries or fuel storage. Although we cannot assess with certainty the impact of any future compliance and remediation obligations, we do not believe that future environmental compliance and remediation expenditures will have a material adverse effect on our financial condition or results of operations. For more information on our environmental obligations, see Note 1, Background, Basis of Presentation and Significant Accounting Policies, and Note 8, Commitments and Contingencies, of the Notes to Consolidated Financial Statements.

Patents, Trademarks and Licenses

We own several patents, patent applications, service marks and trademarks in the U.S. We have filed for trademarks, service marks and patents where we believe this protection is appropriate including our “EMBARQ” brand trademark. Our services often use the intellectual property of others such as using licensed software. We also license or otherwise obtain rights to use copyrights, patents and trademarks of others. In total, these licenses, rights to use and our copyrights, patents, trademarks and service marks are of material importance to our business. Generally, our trademarks, trademark licenses and service marks have no limitation on duration.

At spin-off, we entered into a trademark license agreement with Sprint Nextel that will give us the right to use the “Sprint” brand name and logo in a limited capacity in conjunction with the transition to our new brand for up to 24 months following the spin-off.

Embarq occasionally licenses its intellectual property to others and has granted licenses to others to use its registered trademark EMBARQTM in certain situations, including to R.H. Donnelley in connection with the provision of telephone directories in our local service territories. Our agreement with R.H. Donnelley provides that we must replace the “Sprint” trademark with our own trademark. As of December 31, 2006, replacement of the Sprint trademark with R.H. Donnelley has been largely completed.

We have received claims in the past, and may in the future receive claims, that we infringe on the intellectual property of others. These claims can be time-consuming and costly to defend and divert management resources. If these claims are successful, we could be forced to pay significant damages or stop selling certain products or services or utilizing certain service marks or trademarks. We also could enter into licenses with unfavorable terms, including royalty payments, which could adversely affect our business.

Backlog

Order backlog is not a significant consideration in our business.

Seasonality

Overall, our business is not significantly impacted by seasonality. However, in our Florida markets, we typically experience increased demand for new service orders in January and a decline in access lines at the end of the spring due to the seasonal population trends in the state. Additionally, weather related problems have resulted in increased costs to repair our network and respond to service calls in some of our service areas. The amount and timing of the costs are subject to the weather patterns of any given year, but have generally been highest during the third quarter and have been related to damage from severe storms, including wind damage and flooding, hurricanes and tornadoes in our local service territories in Florida, North Carolina, South Carolina and Texas.

Employees

As of December 31, 2006, we had approximately 20 thousand active employees. Approximately 34% of these employees were represented by unions which were subject to collective bargaining agreements. There have been no material changes to these collective bargaining agreements since the spin-off.

Item 1A.  Risk Factors

Risk Factors Relating to our Business

We face widespread competition that may reduce our market share and harm our financial performance.

We face significant competition from a number of different types of communications services providers, including wireless telephone service providers, ISPs, cable companies, companies that offer VoIP and CLECs.

In particular, we face increasing competition from wireless telephone service providers. As wireless carriers continue to expand and improve their network coverage while lowering their prices, some customers choose to stop using traditional wireline phone service and instead rely solely on wireless service. We anticipate that this trend will continue, particularly if wireless service rates continue to decline and the quality of wireless services improves. Technological developments in cellular telephone, personal communications services, digital microwave, satellite, broadband radio services, local multipoint distribution services, meshed wireless fidelity, or WiFi, and other wireless technologies are expected to permit the further development of alternatives to traditional wireline communications services.

We also face increasing competition from cable operators and other service providers offering high-speed Internet services that can be used as a platform to support voice services utilizing VoIP technology. As VoIP becomes a more robust and widely available service, existing competitors could become more formidable and new competitors could enter our markets.

Many of our current and potential competitors have market presence, engineering, technical and marketing capabilities as well as financial, personnel and other resources more abundant than ours. Mergers or other combinations involving our competitors may increase this risk factor. In addition, some of our competitors can conduct operations or raise capital at a lower cost than we can and are subject to less regulation, taxes or fees. Consequently, some competitors are able to charge lower prices for their products and services, to develop and expand their communications and network infrastructures more quickly, to adapt more swiftly to new or emerging technologies and changes in customer requirements and to devote greater resources to the marketing and sale of their products and services than we can.

Competition may adversely impact our revenues and profits in several ways, including:

•	The loss of customers and market share;

•	The possibility of customers shifting to less profitable services;

•	Forcing us to lower prices or increase capital or marketing expenses to remain competitive; and

•	Increasing our need to incur additional costs in order to diversify by offering new products or services.

We face increased competition from companies offering integrated communication services.

The traditional dividing lines between providers of local and long distance telephone services and wireless, video, Internet and cable television services are increasingly becoming blurred, in part because of changes in the regulatory environment that have facilitated the offering of integrated services. Through mergers, joint ventures and various service expansion strategies, providers of competing communication services are increasingly able to provide integrated services in many of the markets we serve. If we are unable to offer integrated service offerings, we may not be able to compete successfully against competitors that offer more integrated service packages.

In recent years, we have broadened our service and product offerings in pursuit of our strategy of growing our share of communications spending by customers within our local service territories. We have historically bundled Sprint Nextel’s long distance and wireless services, expanded high-speed Internet coverage and provided video capability with Echostar Communications Corp. We also expect to offer certain wireline services and wireless services through wholesale, such as the MVNO relationship, and sales agency relationships with Sprint Nextel.

New technologies may be developed that could displace our service offerings.

We expect competition to intensify as new technologies, products and services are developed. Changes in technology may permit new entrants into the communications services marketplace, and as a result the future prospects of the incumbent wireline industry and the success of our services remain uncertain. We cannot predict which of many possible future technologies, products or services will be important for us to develop in order to maintain our competitive position or what expenditures will be required to develop and provide these technologies, products or services. To the extent we do not keep pace with technological advances or fail to timely respond to technology-driven changes in our industry, we could lose market share or experience a decline in revenue and net income.

Our industry is highly regulated and continues to undergo various regulatory and legislative changes, which could adversely affect our prospects and results of operations.

As an ILEC, we have traditionally been subject to significant regulation from federal, state and local authorities and in many respects are subject to more extensive regulation than some of our competitors. This regulation imposes substantial compliance costs on us, restricts our ability to adjust rates to reflect market conditions and impacts our ability to compete and respond to changing industry conditions. In recent years, the communications industry has undergone various fundamental regulatory changes, including those resulting from federal and state legislation, that have generally permitted competition in each segment of the telephone industry, while also in some respects reducing the regulation of ILECs. These and subsequent regulatory and legislative changes could adversely affect us by reducing the switched access charges that we are permitted to charge customers for use of our network to originate and terminate calls, altering our tariff structures, or otherwise changing the nature of our operations and competition in our industry. In particular, Congress and state legislatures may enact laws, and the FCC and state regulatory commissions may adopt new regulations or take other actions that could adversely affect our business prospects or results of operations.

The regulatory uncertainty surrounding VoIP and the apparent use of VoIP by some CLECs, long distance carriers and wireless carriers as a strategy to minimize access charges may adversely affect our access revenues. Adoption by the FCC of intercarrier compensation reform could reduce or eliminate other opportunities for access charge arbitrage, but could also reduce our revenues unless the plan provides a feasible mechanism to replace those revenues with revenues from other sources. Depending on its outcome, the FCC’s current proceeding regarding regulation of rates for dedicated special access services that we sell to other carriers could affect what we charge for those services in the future.

Similarly, rule changes that permit customers to retain their wireline or wireless numbers when switching to another service provider could increase the number of our customers who choose to disconnect their wireline service and rely exclusively on their wireless service for their communications needs. Other pending rulemakings could also have a substantial impact on our operations, including in particular rulemakings on intercarrier compensation and universal service. In addition, various federal legislative proposals are pending that could substantially alter universal service support mechanisms, which could adversely affect the operating income we derive from those sources. Litigation and different objectives among federal and state regulators could create uncertainty and delay our ability to respond to new regulations. Moreover, changes in tax laws, regulations or policies could increase our tax rate. We are unable to predict the future actions of Congress, state legislatures and the various regulatory bodies that govern us, but those actions could materially affect our business.

Due to competitive, technological and regulatory changes, we cannot assure you that our core business will grow, and it could decline, which could have an adverse effect on our business and future prospects.

Due to the competitive, technological and regulatory changes described above, the local communications industry has recently experienced a decline in access lines, interstate and intrastate access traffic and long distance traffic. The recent decline in access lines and usage, coupled with the other changes resulting from competitive, technological and regulatory developments, could materially adversely affect our core business and future prospects. We anticipate that expected increases in our data revenue will be partially offset by continued declines in revenues from traditional voice services. Our access lines declined 6.1%, 4.2% and 2.9% in 2006, 2005 and 2004, respectively. We expect access line losses to continue due to competition.

The need to raise additional capital may adversely affect holders of our common stock by increasing our leverage and reducing our credit ratings.

In addition to the financing arrangements we entered into as part of the spin-off, we may need to incur additional debt or issue securities in order to fund working capital needs, capital expenditures and product development requirements or to make acquisitions and other investments. Due to limitations in our tax sharing agreement with Sprint Nextel, for specified periods of up to 30 months following the spin-off, any additional capital we seek to raise may have to be in the form of debt, which could increase our leverage and reduce our credit ratings. Further, any debt securities or preferred stock we issue will have liquidation rights, preferences and privileges senior to those of holders of our common stock. If we raise funds through the issuance of common equity, ownership interest will be diluted, and we may lower the per share amount of any dividends.

A significant portion of our workforce is unionized, and if we are unable to reach new agreements before our current labor contracts expire, our unionized workers could engage in strikes or other labor actions that could materially disrupt our ability to provide services to our customers.

As of December 31, 2006, we had approximately 20 thousand active employees. Approximately 7 thousand, or 34%, of these employees were represented by unions which are subject to collective bargaining agreements. We cannot predict the outcome of these negotiations and may be unable to reach new agreements, and union employees may engage in strikes, work slowdowns or other labor actions, which could materially disrupt our ability to provide services. New labor agreements may impose significant new costs on us, which could adversely affect our financial condition and results of operations in the future.

We face hurricane and other natural disaster risks, which can disrupt our operations and cause us to incur substantial additional capital costs.

Approximately 52% of our access lines are located in Florida, North Carolina, South Carolina and Texas, and our operations there are subject to the many hazards inherent in being located in areas frequently hit by severe storms, hurricanes and tornadoes, including downed telephone lines, power-outages, damaged or destroyed property and equipment, and work interruptions. For example, during 2004 when numerous major hurricanes hit our local service territories, we incurred approximately $60 million of incremental labor and material costs related to service restoration and network repairs.

Although we maintain property and casualty insurance and may under certain circumstances be able to seek recovery of some additional costs through increased rates, only a portion of our additional costs directly related to the hurricanes in 2004 and 2005 was recoverable. We cannot predict whether we will continue to be able to obtain insurance for hurricane-related damages or, if obtainable and carried, whether this insurance will be adequate to cover our liabilities. In addition, we expect any insurance of this nature to be subject to substantial deductibles and to provide for premium adjustments based on claims. Any future hurricane-related costs and work interruptions could adversely affect our southern operations and our financial condition.

We have substantial indebtedness, which could restrict our ability to pay dividends and have a negative impact on our financing options and liquidity.

In connection with the spin-off, we issued senior notes in an aggregate amount of $4.5 billion and entered into a credit agreement with certain financial institutions which consisted of a $1.5 billion revolving credit facility and a $1.6 billion term agreement. The extent to which we are leveraged could:

•	Limit our ability to obtain additional financing in the future for working capital, capital expenditures and acquisitions;

•	Limit our ability to refinance our indebtedness on terms acceptable to us or at all;

•

Require us to dedicate a significant portion of our cash flow from operations to paying the principal of and interest on our indebtedness, thereby reducing funds available for other corporate purposes;

•	Make it more difficult for us to pay our anticipated cash dividends on our common stock; and

•	Make us more vulnerable to economic downturns and limit our ability to withstand competitive pressures.

Our financing arrangements subject us to various restrictions that could limit our operating flexibility.

Our credit agreement and other financing arrangements contain covenants and other restrictions that, among other things, require us to satisfy certain financial tests and ratios and restrict our ability to incur additional indebtedness. In addition, both the indenture governing the senior notes and the credit agreement restrict our ability to create liens, which could limit our ability to incur additional indebtedness, and restrict the ability of our subsidiaries to incur additional indebtedness. The restrictions and covenants in our financing arrangements, and in future financing arrangements, may limit our ability to respond to market conditions, provide for capital investment needs or take advantage of business opportunities by limiting the amount of additional borrowings we may incur. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Liquidity.”

We may not have access to capital on acceptable terms, and if we are not able to obtain sufficient financing, we may be unable to maintain or grow our business.

Following the spin-off, our credit ratings were lower than those of Sprint Nextel. Differences in credit ratings affect the interest rate charged on financings, as well as the amounts of indebtedness and types of financing structures that may be available to us. Regulatory restrictions and the terms of our indebtedness limit our ability to raise capital through our subsidiaries, pledge the stock of our subsidiaries, encumber the assets of our subsidiaries and cause our subsidiaries to guarantee our indebtedness. We may not be able to raise the capital we require on acceptable terms, if at all. If we are not able to obtain sufficient financing, we may be unable to maintain or grow our business. In addition, our financing costs may be higher than they were as part of Sprint Nextel as reflected in our historical financial statements. Further, issuances of equity securities are subject to limitations imposed on us in the tax sharing agreement.

Risk Factors Relating to Ownership of our Common Stock

The market price and trading volume of our common stock may be volatile.

The market price of our common stock could fluctuate significantly for many reasons, including in response to the risk factors listed in this report or for reasons not specifically related to our performance, such as industry or market trends, reports by industry analysts, investor perceptions, or negative announcements by our customers or competitors regarding their own performance, as well as general economic and industry conditions. For example, to the extent that other companies within our industry experience declines in their stock price, our stock price may decline as well.

Anti-takeover provisions of our certificate of incorporation and bylaws, the terms of our spin-off from Sprint Nextel and certain provisions of Delaware law could delay or prevent a change of control that you may favor.

Provisions included in our certificate of incorporation and bylaws may discourage, delay or prevent a merger or other change of control that stockholders may consider favorable or may impede the ability of the holders of our common stock to change our management. Provisions in our certificate of incorporation or bylaws, among other things, include:

•	Limiting the right of stockholders to call meetings of stockholders;

•	Regulates how stockholders may present proposals or nominate directors for election at annual meetings of stockholders;

•	Requires any business combination initiated by a stockholder of 10% or more of our common stock to be approved by the holders of at least 75% of our common stock; and

•	Authorizes our board of directors to issue preferred stock in one or more series, without stockholder approval.

An acquisition or further issuance of our equity securities could cause our spin-off from Sprint Nextel to be taxable to Sprint Nextel, requiring us under the tax sharing agreement to indemnify Sprint Nextel for the resulting tax. Moreover, under the tax sharing agreement, we are prohibited from engaging in certain transactions involving our stock for specified periods of up to 30 months following the spin-off, except in specified circumstances. This indemnity obligation and related provisions under the tax sharing agreement might discourage, delay or prevent a change of control that you may consider favorable.

In addition, several of the agreements that we have entered into with Sprint Nextel, including certain commercial service agreements, require Sprint Nextel’s consent to any assignment by us of our rights and obligations under the agreements and may also be terminated upon a change of control of our company. The consent and termination rights set forth in these agreements might discourage, delay or prevent a change of control that you may consider favorable.

Risk Relating to the Spin-off from Sprint Nextel

Our future financial performance may be worse than the performance reflected in our historical financial information.

The historical financial information included in this annual report does not reflect what our results of operations, financial position and cash flows would have been had we been an independent company during the entire periods presented or be indicative of what our results of operations, financial position and cash flows may be in the future. This is primarily a result of the following three factors:

•

For all periods before the spin–off, our historical financial information reflects allocations for services historically provided by Sprint Nextel. These allocations are different from the costs and do not reflect the increased costs associated with being an independent company, including changes in our cost structure, personnel needs, financing and operations of the business and from reduced economies of scale.

•

Our historical financial information does not reflect the debt and related interest expense as described in the “Financial Statements and Supplementary Data—Debt and Financial Instruments” that was incurred as part of the spin-off; and

•

For additional information about the past financial performance of our business and the basis of presentation of the historical consolidated financial statements see Item 6, “Selected Financial Data”, Item 7, “Management’s Discussion and Analysis of Financial Condition and Result of Operation” and the “Consolidated Financial Statements”, included elsewhere in this annual report on Form 10-K.

Before our spin-off from Sprint Nextel, our business was principally operated as one of Sprint Nextel’s business units, and therefore we have only a brief operating history as an independent public company. Accordingly, there can be no assurance that our business strategy and operations will be successful on a stand-alone basis.

We may experience increased costs or decreased operational efficiencies as a result of our need to replace corporate functions previously provided by Sprint Nextel.

Sprint Nextel historically performed many important functions for our operations, including information technology support, treasury, accounting, finance and tax administration, human resources, legal, regulatory, public relations and strategic development functions. Following the spin-off, Sprint Nextel is obligated to provide support to us with respect to certain of these functions, including customer bill printing and mailing services, information technology application and support services, data center services and human resources helpdesk services, on a transitional basis for up to two years. As such, we need to replicate certain facilities, systems, infrastructure and personnel before the termination of these agreements with Sprint Nextel. These initiatives are costly to implement. Capital expenditures and other costs associated with developing and implementing our own support functions, including information technology systems and infrastructure was approximately $212 million during 2006 and we estimate that we will incur approximately $50 million in 2007.

In addition, there may be an adverse operational impact on our business as a result of the significant time of our management and other employees and internal resources that will need to be dedicated to building these capabilities during the first few years following the spin-off that otherwise would be available for other business initiatives and opportunities. When we begin to operate these functions independently, if we do not have in place adequate systems and business functions of our own, or obtain them from other providers, we may not be able to operate our company efficiently and our profitability may decline.

Our profitability may be adversely affected when revenues for certain support functions that we provide to Sprint Nextel on a transitional basis following the spin-off cease.

Following the spin-off, we will continue to provide support to Sprint Nextel with respect to certain functions on a transitional basis for up to two years. Among the principal services that we provide to Sprint Nextel are billing support services, field technician support for complex voice customers and information technology application services. Amounts paid by Sprint Nextel for these services were $12 million as of December 31, 2006 and are expected to be approximately $19 million until the contract for these services terminates in mid 2008. Upon expiration of these transitional arrangements, we will need to replace such amounts with new revenue sources or otherwise reduce our cost structure appropriately or our profitability will suffer.

Our spin-off from Sprint Nextel could adversely affect our business and profitability due to our loss of Sprint Nextel’s strong brand, reputation, capital base and purchasing power.

As a business unit of Sprint Nextel, we historically marketed our products and services using the “Sprint” brand name and logo, and we believe the association with Sprint Nextel has provided us with preferred status among our customers and employees due to Sprint Nextel’s:

•	globally recognized brands;

•	perceived high-quality products and services;

•	strong capital base and financial strength; and

•	significant purchasing power.

We may not be able to achieve or maintain comparable name recognition or status under our EMBARQTM brand, which could adversely affect our ability to attract and retain customers, resulting in reduced sales and revenues. We will also incur substantial capital and other costs associated with launching and marketing our new brand. We may be required to change our marketing strategy to reflect the loss of the preferred brand status (e.g., we could determine to more aggressively price our services for high-speed Internet access and that strategy could result in lower profitability). In addition, we have historically benefited from Sprint Nextel’s size and purchasing power in procuring goods and services. We may be unable to obtain goods and services at prices and on terms as favorable as those obtained before the spin-off, which could decrease our overall profitability.

We could incur a significant liability if the distribution of Embarq common stock in the spin-off is determined to be a taxable transaction. If the distribution does not qualify as a tax-free transaction, tax could be imposed on Sprint Nextel and we may be required to indemnify Sprint Nextel for such tax.

On July 20, 2005, Sprint Nextel received a private letter ruling from the IRS that the spin-off qualifies for tax-free treatment under Code Sections 355 and 361. In addition, Sprint Nextel obtained an opinion of counsel from each of Cravath, Swaine & Moore LLP and Paul, Weiss, Rifkind, Wharton & Garrison LLP that the spin-off so qualified. Such opinions primarily addressed those tax matters upon which the IRS customarily declines to rule. Notwithstanding the IRS private letter ruling and the opinions, the IRS could determine that the distribution should be treated as a taxable transaction if it determines that any of the representations, assumptions or undertakings that were included in the request for the private letter ruling are false or have been violated and/or if it disagrees with the conclusions in the opinions that are not covered by the IRS ruling.

If the spin-off fails to qualify for tax-free treatment, it will be treated as a taxable dividend to Sprint Nextel stockholders in an amount equal to the fair market value of our common stock issued to Sprint Nextel holders and Sprint Nextel would be required to recognize taxable gain in an amount up to the fair market value of our common stock that Sprint Nextel distributed to its stockholders in the spin-off plus the fair market value of the senior notes that Sprint Nextel received from us. Furthermore, events after the spin-off could cause Sprint Nextel to recognize such gain even if the spin-off otherwise would have qualified for tax-free treatment. For example, under Code Section 355(e), relatively small acquisitions of either our equity securities or Sprint Nextel’s equity securities that are deemed to be part of a plan or a series of related transactions that include the spin-off could cause Sprint Nextel to recognize gain on the spin-off. Under the tax sharing agreement between Sprint Nextel and us, we are generally required to indemnify Sprint Nextel against any tax resulting from the spin-off if such tax results from (1) an issuance of our equity securities, a redemption of our equity securities or our involvement in other acquisitions of our equity securities, (2) other actions or failures to act by us or (3) any of our representations or undertakings being incorrect or violated. We estimate that if any of these conditions occur the indemnification obligation to Sprint Nextel for taxes would be significant and we are unlikely to have the ability to pay that obligation.

We agreed to certain restrictions to preserve the tax-free treatment of our spin-off from Sprint Nextel, which may reduce our strategic and operating flexibility.

Under the tax sharing agreement, in order to preserve the tax-free treatment to Sprint Nextel of the spin-off, for specified periods of up to 30 months following the spin-off, Embarq may be prohibited, except in specified circumstances, from:

•	Issuing, redeeming or being involved in other acquisitions of our equity securities;

•	Transferring significant amounts of our assets;

•	Amending our certificate of incorporation or bylaws;

•	Failing to comply with the Internal Revenue Service (IRS) requirement for a spin-off that we engage in the active conduct of a trade or business after the spin-off; or

•	Engaging in other actions or transactions that could jeopardize the tax-free status of the spin-off.

A private letter ruling issued by the IRS after the spin-off provides us with the flexibility to pursue open market repurchases of our common stock without adversely affecting the tax-free status of our spin-off from Sprint Nextel.

These restrictions may limit our ability to pursue strategic transactions or engage in new business or other transactions that may maximize the value of our business. See “Our Relationship with Sprint Nextel—Tax Sharing Agreement” in Part I, Item 1 of this annual report on Form 10-K.

The agreements that we entered into with Sprint Nextel may involve, or may appear to involve, conflicts of interest.

We entered into certain agreements with Sprint Nextel to provide a framework for our initial relationship with Sprint Nextel following the spin-off. We negotiated these agreements with Sprint Nextel while we were still a wholly owned subsidiary of Sprint Nextel. Accordingly, our executive officers and some of our directors were employees, officers or directors of Sprint Nextel or its subsidiaries at the time of the negotiations and, as such, had an obligation to serve the interests of Sprint Nextel and its subsidiaries. As a result, they could be viewed as having had a conflict of interest.

Some of the agreements we entered into with Sprint Nextel contain early termination provisions that, if exercised by Sprint Nextel, could be materially detrimental to our ability to operate our business.

We have entered into commercial service agreements with Sprint Nextel under which each company obtains services from the other. Some of these agreements are subject to various restrictions and early termination provisions. For instance, we market and sell our own branded wireless service under a wholesale agreement with Sprint Nextel. Although this agreement has a seven year term beginning at spin-off, Sprint Nextel has the right to terminate the agreement if we fail to meet subscriber targets within the first two years of the agreement, if we transfer more than 50% of our subscribers to another carrier or if a change in control of our company occurs. There are also certain restrictions that prevent us from transferring our base of wireless subscribers to another carrier. These restrictions may reduce our strategic and operating flexibility. Early termination of these agreements could have an adverse effect on our ability to operate our business.

We do not benefit from the economics of ownership associated with the network infrastructure to support our long distance, wireless and other entertainment offerings. Additionally, we do not own or have a license to all technology that may be necessary to expand our product offerings. Both of these could adversely affect our business and profitability.

We may need to obtain the right to use certain patents from Sprint Nextel or third parties to be able to offer new products and services. We have the right to use all of Sprint Nextel’s existing patents for a two-year period after the spin-off, however, we do have the right to use the Sprint Nextel patents for business that we are conducting as of the spin-off for the life of those patents. If we cannot license or otherwise obtain rights to use any required technology from Sprint Nextel following that two-year period or from a third party on reasonable terms, our ability to offer new IP-based products and services, including VoIP, or other new offerings may be restricted, made more costly or delayed. Our inability to implement IP-based or other new offerings on a cost-effective basis could impair our ability to successfully meet increasing competition from companies offering integrated communications services, including cable operators and other service providers offering high-speed Internet services that can be used as a platform to support voice services utilizing VoIP. Our inability to deploy new technologies could also prevent us from successfully diversifying, modifying or bundling our service offerings and result in accelerated loss of access lines, customer usage and revenues or otherwise adversely affect our business and profitability.

Restrictions in the patent agreement entered into with Sprint Nextel could adversely affect our ability to grow through acquisitions, be acquired or make divestitures.

Following the spin-off, if we grow by acquisitions to become more than twice our size as of the spin-off date, any new companies that we acquire, or operations that are integrated with new acquisitions, will not have the benefit of the patent agreement with Sprint Nextel. Also, if we undergo a change in control and there is a functional integration of our operations with a third party we will lose the benefits of some or all of the patents governed by the patent agreement with Sprint Nextel. The benefits of that agreement do not extend to any parent company or any companies under common control with us. These limitations may make us less attractive as an acquisition candidate and reduce the value that an acquirer would be willing to pay for our business. Divestitures of our assets and operations could also be restricted because the benefits of the agreement would continue to apply only if divested operations or assets are isolated from the other members of the corporate group making the acquisition and only if the business is conducted in substantially the same manner and in substantially the same geographic area that it was conducted before the divestiture. These limitations may make our assets less attractive to a potential acquirer and could reduce the value that an acquirer would be willing to pay for the assets.

Item 2.  Properties

We have property in each of the 18 states where we provide local communications services. Our property mainly consists of land, buildings, metallic cable and wire facilities, fiber-optic cable facilities, switching equipment and other electronics. We have been granted easements, rights-of-way and rights-of-occupancy, mainly by municipalities and private landowners. Most cable facilities are buried, but some metallic and fiber cable is above-ground on telephone poles. In addition to owning our own poles, we also contract with other utilities, including many electric companies, to connect cable and wire to their owned poles.

Our gross property, plant and equipment at December 31, 2006 was distributed among the business segments as follows:

As of December 31, 2006
(Billions)

Telecommunications segment	$20.6
Logistics segment	0.2

Total	$20.8

Our corporate headquarters are located in the Kansas City metropolitan area where we own our 251 thousand square foot executive office building and lease our 472 thousand square foot Embarq Logistics operational center and approximately 250 thousand square feet of additional office space in the Kansas City area. We also lease approximately 322 thousand square feet of additional space from Sprint Nextel in Overland Park, Kansas. The lease on our Embarq Logistics center can be renewed for 10 year terms through 2050. The term on the space subleased from Sprint Nextel is for two years beginning at spin-off. We believe that our existing owned and occupied facilities are in good working condition and are suitable for their intended purposes.

Item 3.  Legal Proceedings

Various lawsuits, including putative class actions, regulatory proceedings and other claims typical for a business enterprise are pending against the entities comprising our operations or for which we have assumed contractual liability in connection with the spin-off. While it is not possible to determine the ultimate disposition of each of these proceedings and whether they will be resolved consistent with our expectations, we expect that the outcome of these proceedings, individually or in the aggregate, will not have a material adverse effect on our financial condition or results of operations.

Item 4.  Submission of Matters to Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter 2006.

Executive Officers of the Registrant

The following individuals are currently serving as our executive officers:

Name	Age	Position(s)
Daniel R. Hesse (1)	(53)	Chairman of the Board, President and Chief Executive Officer
Gene M. Betts (2)	(54)	Chief Financial Officer
William R. Blessing (3)	(51)	Senior Vice President—Corporate Strategy and Development
Harrison S. Campbell (4)	(45)	President—Consumer Markets
William E. Cheek (5)	(51)	President—Wholesale Markets
Melanie K. Coleman (6)	(42)	Controller
Thomas A. Gerke (7)	(50)	General Counsel—Law and External Affairs
E.J. Holland, Jr. (8)	(63)	Senior Vice President—Human Resources
Thomas J. McEvoy (9)	(48)	President—Business Markets
Leslie H. Meredith (10)	(51)	Treasurer

(1)	Mr. Hesse has been our Chairman, President and Chief Executive Officer and a member of our board of directors since May 2006. He served as Chief Executive Officer of Sprint Nextel’s local telecommunications division from June 2005 until May 2006. From March 2000 to June 2004, he served as Chairman, President and Chief Executive Officer of Terabeam Corp., a Seattle-based communications company. From 1997 until 2000, he served as President and Chief Executive Officer of AT&T Wireless Services, a division of AT&T. Mr. Hesse also serves as a director of Nokia Corporation and VF Corporation.

(2)	Mr. Betts has been our Chief Financial Officer since May 2006. He served as Senior Vice President—Finance at Sprint Nextel’s local telecommunications division, a position he held from August 2005 until May 2006. He served as Senior Vice President—Finance and Treasurer of Sprint Corporation (Sprint) from 1998 until August 2005.

(3)	Mr. Blessing has been our Senior Vice President—Corporate Strategy and Development since May 2006. He served in this role at Sprint Nextel’s local telecommunications division from August 2005 until May 2006. He served as Senior Vice President—Strategic Planning and Corporate Development of Sprint from August 2003 until August 2005. He served as Vice President—Strategic Planning and Business Development—Sprint PCS for the Sprint PCS (Wireless) division of Sprint from November 1998 until August 2003.

(4)	Mr. Campbell has been our President—Consumer Markets since May 2006. He served in this role at Sprint Nextel’s local telecommunications division from August 2005 until May 2006. He served as President—Emerging and Mid-Markets of the Sprint Business Solutions division of Sprint from October 2003 until August 2005. He served as President of the Mass Markets Organization of Sprint from May 2002 to October 2003. Before that, he had served as Vice President—Sales and Marketing of the Mass Markets Organization of Sprint since April 2001. In 2000 and 2001, he served as Vice President of Marketing, then President and Chief Executive Officer of uclick.com, a developer, packager and distributor of branded comics and word games on the Internet.

(5)	Mr. Cheek has been our President—Wholesale Markets since May 2006. He served in this role at Sprint Nextel’s local telecommunications division from August 2005 until May 2006. He served as Assistant Vice President—Strategic Sales and Account Management in Sprint Business Solutions from January 2004 until July 2005. From January 2002 until December 2003, he served as President—Wholesale Markets in the Business and Wholesale Markets Group of Sprint’s local telecommunications division. Mr. Cheek served as Vice President—Sales and Account Management for the Carrier Markets Group of Sprint’s local telecommunications division from January 1998 until December 2001.

(6)	Ms. Coleman has been our Controller since May 2006. She served as Vice President—Finance of Sprint Nextel’s local telecommunications division from August 2005 until May 2006. She served as Vice President and Corporate Controller at H&R Block from October 2002 until August 2005. Before joining H&R Block, she served as Assistant Vice President and Assistant Controller at Sprint from December 2000 until October 2002.

(7)	Mr. Gerke has been our General Counsel and External Affairs since May 2006. In January 2007, in addition to his existing duties, he assumed oversight responsibility for our Wholesale Markets business unit. Mr. Gerke served as General Counsel and External Affairs at Sprint Nextel’s local telecommunications division from August 2005 until May 2006. He served as Executive Vice President—General Counsel and External Affairs of Sprint from May 2003 until August 2005. Before that, he served as Vice President—Global Markets Group—Business Development of Sprint since June 2002. From September 2000 to June 2002, he served as Vice President—Corporate Secretary of Sprint. Previously, he served as Vice President—Law, General Business and Technology of Sprint and as Assistant Vice President—Law, Mergers, and Acquisitions.

(8)	Mr. Holland has been our Senior Vice President—Human Resources since May 2006. He served as Vice President—Human Resources and Labor Relations at Sprint Nextel’s local telecommunications division from August 2005 until May 2006. From May 2000 to July 2005, he served as Vice President—Compensation, Benefits Labor and Employee Relations for Sprint. From March 1999 to April 2000, he served as Assistant Vice President—Benefits for Sprint.

(9)	Mr. McEvoy has been our President—Business Markets since May 2006. In January 2007, in addition to his existing duties, he assumed oversight responsibility for our Logistics business unit. He served as the President—Business Markets at Sprint Nextel’s local telecommunications division from August 2005 until May 2006. Previously, he served as President of Sprint Business Solutions—Enterprise Markets of Sprint from April 2004 until August 2005. He served as President—LTD Consumer Markets of Sprint from July 2000 to April 2004. Before that, he held many positions within Sprint’s local telecommunications division since 1980.

(10)	Mr. Meredith has been our Treasurer since May 2006. He served in this role at Sprint Nextel’s local telecommunications division from August 2005 until May 2006. He served as Vice President—Mergers and Acquisitions of Sprint from March 1997 to August 2005. During that time, Mr. Meredith was also responsible for Risk Management and Environmental Health and Safety for Sprint.

There are no known family relationships between any of our executive officers and directors. Officers are elected annually.

Part II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Data

Beginning on May 18, 2006, our common stock was listed and traded on the New York Stock Exchange under the symbol “EQ.” As of February 28, 2007, there were approximately 45 thousand shareholders of record of our common stock. The following table sets forth the high and low closing sales prices per share of common stock since spin-off, according to the New York Stock Exchange, and dividends declared per share during such periods:

Common Stock 2006 Market Price	High		Low		Cash Dividends (2)

First Quarter	$	N/A	$	N/A	$	N/A
Second Quarter (1)		43.75		39.33		N/A
Third Quarter		49.94		39.77		0.50
Fourth Quarter		$52.94		$47.54		$0.50

(1)	Represents activity from May 18, 2006 through June 30, 2006.

(2)	Total dividend payments to stockholders in 2006 was approximately $150 million.

Stock Performance Graph

The following graph compares the cumulative total stockholder return on our common stock from May 18, 2006, when “regular way” trading in our common stock began on the New York Stock Exchange, through December 31, 2006, with the total return over the same period on the S&P 500® Index and the Dow Jones US Telecommunications Total Return Index. The graph shows the growth of a $100 investment in our common stock, the S&P 500® Index and the Dow Jones US Telecommunications Total Return Index on May 18, 2006 and the reinvestment of all dividends paid.

Comparison of Cumulative Total Return*

May 18, 2006 to December 31, 2006

Among Embarq Corporation, the S&P 500® Index

and the Dow Jones US Telecommunications Total Return Index

*	$100 invested on May 18, 2006, including reinvestment of dividends. Fiscal year ended December 31, 2006.

The information provided in this item under the heading “Stock Performance Graph” shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended.

Issuer Purchases of Equity Securities

Quarter Ended December 31, 2006	Total Number of Shares Purchased (1)		Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Program

October 1 through October 31	3	(3)	$46.83	-	-
November 1 through November 30	-		-	-	-
December 1 through December 31	428		$51.17	-	-

Total	431		$51.14	-	-

(1)	Acquisitions of equity securities during the fourth quarter 2006 were pursuant to the terms of our 2006 Equity Incentive Plan and consist of the surrender of restricted stock to pay required minimum tax withholding upon vesting of the restricted stock. The above table does not include shares purchased on the open market by Embarq’s benefit plans pursuant to the reinvestment of cash dividends in Embarq common stock held by the plans’ stock funds.

(2)	The purchase price of a share of stock used for tax withholding is the amount of withholding paid per share used for that purpose.

(3)	Repurchase of shares was effective in September 2006, but was not administratively processed until October 2006.

Item 6.  Selected Financial Data

The following table sets forth our selected consolidated financial data. The financial position data as of December 31, 2006, 2005 and 2004 and results of operations, dividends paid to Sprint Nextel and cash flow data for the years ended December 31, 2006, 2005, 2004 and 2003 have been derived from our consolidated financial statements that were audited by KPMG LLP. The results of operations, cash flow data and dividends paid to Sprint Nextel for the year ended December 31, 2002 and the financial position data as of December 31, 2003 and 2002 have been derived from our unaudited consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The following information should be read together with our consolidated financial statements and the notes related to those consolidated financial statements.

Our consolidated financial information may not be indicative of our future performance and does not necessarily reflect what our financial condition and results of operations would have been had we operated as a separate, stand-alone entity during the periods presented, particularly since many changes will occur in our operations and capitalization as a result of our spin-off from Sprint Nextel.

	For the Years Ended December 31,

	2006	2005	2004	2003 (2)	2002

	(millions)				(unaudited)
Results of Operations
Net operating revenue	$6,363	$6,254	$6,139	$6,159	$6,250
Operating Income (1)	1,544	1,552	1,590	1,616	1,596
Income from continuing operations (1)	784	894	917	920	897

Financial Position
Total assets	9,091	9,221	9,329	9,268	8,745
Property, plant and equipment, net	7,988	7,804	7,977	7,979	7,444
Total debt	6,458	1,125	1,240	1,392	2,033
Stockholders’ equity	(468)	4,852	4,960	4,889	4,004

Cash Flow Data
Net cash from operating activities	2,053	1,898	2,064	1,804	2,258
Capital expenditures	923	828	975	1,118	1,136

(1)	In 2006, we recorded $116 million in non-recurring spin-off related costs and $30 million in restructuring charges aimed at improving our overall cost structure.

In 2005, we recorded $80 million in allocated asset impairments of which $77 million resulted from the abandonment of a network monitoring software application.

In 2004, we recorded restructuring charges reducing our operating income by $40 million and income from continuing operations by $25 million. The restructuring charges were related to severance costs associated with Sprint Nextel’s organizational realignment.

In 2003, we recorded restructuring charges reducing our operating income by $25 million and income from continuing operations by $16 million. The restructuring charges were related to severance costs associated with Sprint Nextel’s organizational realignment, in the amount of $26 million, $13 million, net of tax, and asset impairments of $5 million, $3 million, net of tax. The 2003 restructuring charges were offset by the finalization of the 2001 and 2002 restructuring liability in the amount of $6 million.

In 2002, we recorded restructuring charges reducing our operating income by $57 million and income from continuing operations by $36 million. The restructuring charges were primarily related to the consolidations in Sprint Nextel’s network, information technology and billing and accounts receivable organizations, as well as additional steps to reduce overall operating costs.

(2)	The December 31, 2003 financial position data was derived from unaudited consolidated financial statements.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

We make forward-looking statements in this document. These forward-looking statements relate to our outlook or expectations for earnings, revenues, expenses, asset quality or other future financial or business performance, strategies or expectations, or the impact of legal, regulatory or supervisory matters on our business, results of operations or financial condition. Specifically, forward-looking statements may include:

•	statements relating to our plans, intentions, expectations, objectives or goals;

•	statements relating to our future economic performance, business prospects, revenue, income and financial condition, and any underlying assumptions relating to those statements; and

•	statements preceded by, followed by or that include the words “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “target” or similar expressions.

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

Future performance cannot be ensured. Actual results may differ materially from those in the forward-looking statements. Some factors that could cause our actual results to differ include:

•	our revenues and operating costs may be different than expected;

•	our ability to establish our new brand;

•	a determination by the IRS that the spin-off should be treated as a taxable transaction;

•	our different capital structure as an independent company, including our access to capital, credit ratings, indebtedness and ability to raise additional financing;

•	volatility in the equity market;

•	the effects of vigorous competition in the markets in which we operate;

•	the effects of other mergers and consolidations in the industries relevant to our operations and unexpected announcements or developments from others in those industries;

•	the costs and business risks associated with providing new services;

•	the impact of new, emerging or competing technologies on our business;

•	the impact of any adverse change in the ratings assigned to our debt by ratings agencies on the cost of our financing and our ability to raise additional financing if needed;

•	the uncertainties related to our investments in networks, systems and other businesses;

•	the uncertainties related to the implementation of our business strategies;

•	unexpected results of litigation filed against our company;

•	the impact of equipment failure, hurricanes and other natural disasters, terrorist acts or other breaches of network or information technology security;

•	the inability of third parties to perform to our requirements under agreements related to our business operations;

•	our ownership of or ability to license technology that may be necessary to expand our product offerings;

•	restrictions in our patent agreement with Sprint Nextel;

•	the costs of compliance with regulatory mandates;

•	the possible impacts on our business of regulatory and legal changes, changes in political or other factors, such as monetary policy, or other external factors over which we have no control; and

•	other risks referenced in this Annual Report on Form 10-K, including in Part I, Item 1A, “Risk Factors”, and from time to time in other filings of ours with the SEC.

You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this document. Except as required by law, we undertake no obligation to publicly update or release any revisions to these forward-looking statements to reflect any events or circumstances after the date of this document or to reflect the occurrence of unanticipated events.

OVERVIEW

We were incorporated in 2005 under the laws of Delaware. We formerly were a wholly-owned subsidiary of Sprint Nextel. In December 2004, Sprint Nextel announced its intention to spin-off its local communications business and product distribution operations from its other businesses in a tax-free transaction. On May 17, 2006, in exchange for, and as a condition to, the transfer of assets and the assumption of liabilities described below, we (1) issued to Sprint Nextel 149.1 million shares of our common stock and (2) issued to Sprint Nextel $4.5 billion of Embarq senior notes and transferred to Sprint Nextel $2.1 billion in cash. In exchange for, and contemporaneously with, the issuance of our common stock and transfer of debt and cash, Sprint Nextel transferred the Embarq assets, at historical cost, consisting of Sprint Nextel’s local communications operations and wholesale product distribution operations and the consumer and certain business long distance customers located in our service territories; and we assumed certain liabilities related to our business. The spin-off was completed through a pro rata distribution to Sprint Nextel shareholders consisting of one share of our common stock for every 20 shares of Sprint Nextel voting and non-voting shares owned by Sprint Nextel’s shareholders as of the close of business on May 8, 2006, the record date for the distribution.

Operations

We provide, both directly and through wholesale and sales agency relationships, a suite of communications services, consisting of local and long distance voice and data services, high-speed Internet access, CDMA-based wireless and satellite video services to consumer and business customers in our local service territories in 18 states. Through our Telecommunications segment, we offer regulated local communications services as an ILEC to roughly 5% of U.S. households, with approximately 6.9 million access lines, as of December 31, 2006. We also provide access to our local network and wholesale communications services for other carriers, communications equipment for business markets and other communications-related services. Through our Logistics segment, we provide wholesale product distribution, logistics and configuration services.

Our core business strategy is to maximize profitable communications services revenue per customer by providing bundled and integrated voice, data, wireless and video products and services that meet the needs of our consumer and business customers within our local territories. This strategy has four key elements: 1) Provide useful products and solutions to attract and retain customers by marketing integrated service offerings, 2) Improve the customer experience and perception of service and product offerings, 3) Manage our costs and 4) Maintain a customer focused culture that promotes high performance and employee satisfaction.

For several years, including the current year, we have experienced declines in the number of switched access lines served in our local service territories primarily due to:

•	increasing competition from wireless telephone service providers;

•	increasing competition from cable operators providing high-speed Internet services, which can be used as a platform to support voice services utilizing VoIP technology;

•	the growth of other facilities-based competitors in our markets; and,

•	product substitution among our service offerings.

Switched access lines declined 6.1% in 2006 and looking forward, we expect to experience continued declines. We believe that the percentage of access line losses will accelerate slightly in 2007 as competing VoIP carriers continue to add coverage in our territories.

Growth in high-speed Internet has continued to help offset the impact of traditional access line losses. We reached the milestone of over one million subscribers as of December 31, 2006, a 47% increase from the year end 2005. Simplified and more attractive offers including fixed pricing guaranteed never to increase for as long as the customer has the service have been very successful.

In the 2006 second quarter, we launched our own company-branded wireless service. We provide this service as a MVNO via our relationship with Sprint Nextel. We have differentiated and plan to further differentiate our wireless service offering by integrating our wireline voice and data services with the wireless service, which in turn, complements and enhances the value of our core local service offerings. For example, we offer integrated voicemail, which allows consumers to access messages with either their home landline phone or wireless phone from a single mailbox from either device. Additionally, EMBARQ™ Smart ConnectSM allows businesses to move calls seamlessly between their wireless and wireline networks, all without interrupting a call. This service enables businesses to be more accessible, helps reduce wireless costs and improves coverage and call quality. The launch of our wireless service is expected to be initially dilutive to our results of operations due to up-front customer acquisition costs as well as the absence of a substantial customer base generating a level of recurring revenue sufficient to cover acquisition costs. We ended 2006 with 48 thousand wireless subscribers.

Video service is also a key element to our bundled offers. We currently offer video and pay per view service through a sales agency relationship with Echostar. This service offering rounds out our complete lineup of communications and entertainment services, all of which is billed by us to the customer on a single bill. Video service subscribers nearly doubled in 2006, increasing from 87 thousand to 162 thousand subscribers.

Impact of the Spin-off

In connection with the spin-off, we issued to Sprint Nextel our senior notes and transferred to Sprint Nextel the cash proceeds of new borrowings under our credit agreement, in an aggregate amount of $6.6 billion. We do not expect the change in our capital structure resulting from the spin-off to adversely affect our ability to generate sufficient cash flow to re-invest in our business, meet our debt service requirements and pay regular quarterly dividends.

Also in connection with the spin-off, Sprint Nextel transferred certain customer relationships, assets and liabilities to us, the most notable of which was the transfer of consumer and certain business long distance voice customers in our service territory, which had 2005 revenue of $512 million. The results presented in our consolidated financial statements and throughout the following discussion only reflect these transfers after May 17, 2006. Accordingly, results before the spin-off are not fully comparable to those after spin-off.

Sprint Nextel historically performed many important functions for our operations, including information technology support, treasury, accounting, finance and tax administration, human resources, legal, regulatory, public relations and strategic development functions. Since the spin-off, Sprint Nextel has continued to provide support to us with respect to certain of these functions, including customer bill printing and mailing services, information technology application and support services, data center services and human resources helpdesk services, on a transitional basis for up to two years following the spin-off. As such, we are required to replicate certain facilities, systems, infrastructure and personnel before the termination of these agreements with Sprint Nextel. These initiatives are costly to implement. Capital expenditures and other costs associated with developing and implementing our own support functions, including information technology systems and infrastructure was approximately $212 million during 2006 and we estimate that we will incur approximately $50 million in 2007.

Before the spin-off, as a subsidiary of Sprint Nextel, we advanced to and received from Sprint Nextel funds using Sprint Nextel’s centralized cash management program. These advances were accounted for as short-term deposits and bore interest at a market rate that is substantially equal to the rate we would have been able to obtain from third parties on a short-term basis. Advance receivables with Sprint Nextel were presented as “Cash and equivalents” for purposes of these consolidated financial statements. Following the spin-off, we are responsible for our own cash management functions.

Also before the spin-off, Sprint Nextel provided facilities, information services, marketing and certain corporate and administrative services to its subsidiaries, including our company. Sprint Nextel directly assigned costs, where possible, based on actual use of these services. Where direct assignment was not possible or practical, Sprint Nextel used indirect methods, including time studies and headcounts, to allocate shared service costs to its subsidiaries. The services provided by Sprint Nextel to its subsidiaries are generally accounted for based on fully distributed costs, which we believe approximate fair value. The costs allocated are not necessarily indicative of costs that will be charged or incurred in the future. Related party payables to Sprint Nextel resulting from the allocation of shared service costs were settled approximately one month after their initial recognition. Related party payables for purposes of consolidated financial statements were presented as “Accounts payable.”

See Note 9, Related Party Transactions, of the Notes to Consolidated Financial Statements for additional related party transaction information. Following the spin-off, Sprint Nextel was no longer considered a related party.

New Financing Arrangements

In connection with the spin-off, we entered into a $3.1 billion credit agreement with certain financial institutions. We immediately borrowed $2.1 billion under the agreement that was, in turn, paid to Sprint Nextel in partial consideration for, and as a condition to, Sprint Nextel’s transfer to us of our business. In addition, we issued to Sprint Nextel $4.5 billion of our senior notes. Immediately following the spin-off, we had total indebtedness of approximately $7.3 billion. This consisted of the debt under the credit agreement and the senior notes, in addition to $700 million mortgage bonds and unsecured debentures issued in the past by our subsidiaries. As of December 31, 2006, total indebtedness was approximately $6.5 billion, with the reduction attributable to net repayments of $790 million under the credit agreement.

Our credit agreement provides a revolving credit facility, including letters of credit, to help satisfy other financing needs. The credit agreement includes customary covenants that, among other things, require us to maintain certain financial ratios and restrict our ability to incur additional indebtedness. As of December 31, 2006, Embarq had $1.3 billion of direct borrowings consisting of $200 million under the revolving credit facility and $1.1 billion under the term facility, as well as letters of credit outstanding of $19.4 million.

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

Historically, we have mitigated the effects of increased costs by recovering certain costs applicable to our regulated telephone operations through the ratemaking process over time. Possible future regulatory changes may alter our ability to recover increased costs in our regulated operations.

Critical Accounting Policies and Estimates

The fundamental objective of financial reporting is to provide useful information that allows a reader to understand our business activities. To aid in that understanding, management has identified our “critical accounting policies.” These policies are considered “critical” because they have the potential to have a material impact on our consolidated financial statements, and because they require judgments and estimation due to the uncertainty involved in measuring, at a specific point in time, events that are continuous in nature.

Depreciable Lives of Assets:

Estimates and assumptions are used both in setting depreciable lives and testing for recoverability of our long lived assets. Assumptions are based on internal studies of use, industry data on lives, recognition of technological advancements and understanding of business strategy. We perform annual internal studies to confirm the appropriateness of depreciable lives for each category of PP&E. These studies utilize models, which take into account actual usage, physical wear and tear, replacement history, and assumptions about technology evolution, and in certain instances actuarially-determined probabilities to calculate remaining lives of our asset base.

If our studies had resulted in a depreciable rate that was 5% higher or lower than those used in the preparation of our consolidated financial statements, recorded depreciation expense would have been impacted by approximately $55 million and $58 million for the years ended December 31, 2006 and 2005, respectively.

PP&E and Definite Life Intangibles:

PP&E and definite life intangibles are evaluated for impairment whenever indicators of impairment arise. Accounting standards require that if an impairment indicator is present, we must assess whether the carrying amount of the asset is unrecoverable by estimating the sum of the future cash flows expected to result from the asset, undiscounted and without interest charges. If the carrying amount is more than the recoverable amount, an impairment charge must be recognized, based on the fair value of the asset.

In estimating future cash flows, we use our internal business forecasts. We develop our forecasts based on recent data for existing products and services, planned timing of new products and services, and other industry and economic factors.

During the fourth quarter of 2005, Sprint Nextel terminated development and deployment of a network monitoring software application resulting in approximately $80 million in allocated asset impairment charges to our business.

Employee Benefit Plan Assumptions:

Retirement benefits are significant costs of doing business yet represent obligations that will be settled far in the future. Retirement benefit accounting is intended to reflect the recognition of the future benefit costs over the employee’s expected tenure with us based on the terms of the benefit plans and the related investment and funding decisions. The accounting standards require that management make assumptions regarding such variables as the return on assets, the discount rate and future health care costs. These assumptions are subject to changing market conditions. Changes in these key assumptions can have a significant impact on the projected benefit obligation and periodic benefit cost incurred.

In selecting our discount rate, our third party actuaries construct a hypothetical portfolio of bonds rated AA- or better that produces a cash flow matching the projected benefit payments of the plan. For the December 31, 2006 measurement date, this exercise produced a rate of 6.1%, a 30 basis point decrease from the rate used at our May 17, 2006 measurement date. An increase in the discount rate reduces the reported projected benefit obligation. In contrast, if the discount rate used in determining the projected benefit obligation was 10 basis points lower, it would generate a $40 million increase in the projected benefit obligation reported on the balance sheet, and a $2.6 million increase in the benefit costs for the period May 17, 2006 through December 31, 2006.

The expected long-term return on plan assets was determined by considering forward-looking estimates of the expected long-term returns for a portfolio invested according to the pension trust’s target investment policy. If the assumption regarding the expected long-term return on plan assets were 25 basis points lower, our pension expense for the period May 17, 2006 through December 31, 2006 would have been $4.7 million higher.

In determining postretirement medical and life insurance benefit obligations, assumptions are made concerning the cost of health care, including medical inflation and discount rates. A 100 basis point increase in the assumed medical inflation rate would generate a $30 million increase in the accumulated postretirement benefit obligation reported on the balance sheet, and a $1 million increase in benefit costs. An increase in the discount rate would reduce the reported accumulated postretirement benefit obligation. In contrast, if the discount rate used in determining the accumulated postretirement benefit obligation were 10 basis points lower, it would generate a $5.2 million increase in the obligation as of December 31, 2006 and would have an immaterial impact on benefit costs.

Revenue Recognition Policies:

Total net operating revenue primarily consists of revenue generated from voice, data, high-speed Internet, wireless service and product sales. We recognize operating revenues as services are rendered or as products are sold in accordance with Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition. Certain service activation and installation fees are deferred and amortized over the average life of the customer. In addition, revenue with multiple deliverables is recorded in compliance with Emerging Issues Task Force (EITF) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. We record revenue in accordance with EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus net as an Agent.

Net operating revenues include certain revenue reserves for future access disputes with CLECs and inter-exchange carriers, billing errors and customer disputes, and returns on product sales. Selling, general and administrative expense includes charges for estimated bad debt expense. These reserves require management’s judgment and are based on many factors including historical trending and industry norms and current economic environment. If the revenue reserve balances for the years ended December 31, 2006 and 2005 were to be increased by 1%, our net operating revenues would be reduced approximately $1 million for each period. If the accounts receivable reserve estimates as a percentage of accounts receivable for the years ended December 31, 2006 and 2005 were increased by 1%, bad debt expense would increase approximately $7 million for each period.

Management believes the reserve estimate selected, in each instance, represents its best estimate of future outcomes, but the actual outcomes could differ from the estimate selected.

Income Taxes:

Current income tax expense represents the amount of income taxes paid or currently payable to various taxing jurisdictions in which we operate. Inherent in the current provision for income taxes are estimates and judgments regarding the interpretations of tax regulations, the tax class life assigned to assets, and the timing of deferred tax asset and liability realization. The amount of income taxes we ultimately pay is subject to ongoing audits by federal and state taxing authorities. Our estimate for the potential outcome for any uncertain tax issues is highly judgmental. We believe we have adequately provided for any foreseeable outcome related to these matters. However, our future results may include adjustments to our estimated tax liabilities in the period the assessments are made or resolved. As a result, our effective tax rate may fluctuate on a quarterly basis.

The consolidated financial statements reflect certain amounts related to deferred tax assets and liabilities, which result from temporary differences between the assets and liabilities measured for financial statement purposes versus the assets and liabilities measured for tax return purposes. Management must assess the expected realizable future tax benefits of deferred tax assets and record any required valuation allowances. We maintained a valuation allowance of $7 million and $2 million as of December 31, 2006 and 2005. The valuation allowance relates to state net operating loss carryovers. Actual income taxes could vary from estimates due to changes in income tax laws, significant changes in the jurisdictions in which we operate or our ability to generate sufficient future taxable income.

Recently Adopted Accounting Pronouncements

Effective January 1, 2006, Sprint Nextel adopted Statement of Financial Accounting Standards, or SFAS No. 123R, Share-Based Payment, utilizing the modified prospective method. The revised standard requires the recognition of compensation cost of unvested common stock options granted to employees before January 1, 2003 which were outstanding as of January 1, 2006. The allocated impact of the adoption of this standard was immaterial to us because Sprint Nextel had previously accounted for stock option grants in accordance with SFAS No. 123, Accounting for Stock Compensation, as amended by SFAS No. 148, Accounting for Stock Compensation—Transition and Disclosure, as of January 1, 2003 using the prospective method. Following the spin-off, we implemented the provisions of SFAS No. 123R related to the options, restricted stock and restricted stock units held by our employees. See Note 6, Stock-Based Compensation, in the Notes to Consolidated Financial Statements for additional information.

SFAS No. 158—Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of SFAS No. 87, 88, 106 and 132R—This statement requires an employer to recognize in its consolidated balance sheet the over-funded or under-funded status of a defined benefit pension or other postretirement plan measured as the difference between the fair value of plan assets and the projected benefit obligation for defined benefit pension plans or the accumulated postretirement benefit obligation for other postretirement plans. The measurement of the related obligations is required to be the date of our Consolidated Balance Sheet. This Statement is effective for fiscal years ending after December 15, 2006. See Note 5, Employee Benefit Plans, in the Notes to Consolidated Financial Statements for additional information.

EITF Issue No. 06-03, How Sales Taxes Collected From Customers And Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)—The Task Force reached a conclusion that any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer is subject to expanded disclosure rules. These taxes may include, but are not limited to, sales, use, value added, and some excise taxes. The Task Force also concluded that the presentation of taxes within the scope discussed above on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed pursuant to Accounting Principles Board Opinion No. 22, Disclosure of Accounting Policy. In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. We record federal and state USF surcharges on a gross basis. The total amount of federal and state USF surcharges recorded in net operating revenue was as follows:

	For the Years Ended December 31,

	2006	2005	2004

	(millions)
Federal and state USF surcharges	$ 98	$87	$79

Significant New Accounting Pronouncements

Financial Interpretation (FIN) 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. We will adopt this standard effective January 1, 2007 and expect the effect of this adoption to be insignificant to our financial position and results of operations.

SFAS No. 157, Fair Value Measurements.  This standard provides enhanced guidance for using fair value to measure assets and liabilities on the balance sheet by clarifying the definition of fair value and establishing a fair value hierarchy that prioritizes the information used to develop those assumptions. This standard does not expand the use of fair value in any new circumstances and is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. We do not expect the adoption of this standard to have a material effect on our financial condition or results of operations.

RESULTS OF OPERATIONS

	For the Years Ended December 31,

	2006	2005	2004

	(millions)
Net Operating Revenues
Telecommunications segment	$5,833	$5,691	$5,739
Logistics segment	530	563	400

Total net operating revenues	$6,363	$6,254	$6,139

Operating Income (Loss)
Telecommunications segment	$1,560	$1,593	$1,621
Logistics segment	(16)	(41)	(31)

Total operating income	$1,544	$1,552	$1,590

Income Before Cumulative Effect of Change in Accounting Principle	$784	$894	$917

Segmental Results of Operations

For previous years, we reported two operating segments, Local and Product Distribution. During 2006, we adopted as our operating segments Telecommunications in lieu of Local, and Logistics in lieu of Product Distribution. The presentation of the Logistics segment was changed to align it with management’s view of the business. The primary difference between the Logistics segment and the former Product Distribution segment is that only revenues derived from sales to third parties, along with the related direct and allocated costs of those revenues, are presented in the Logistics segment. Consequently, segmental results of operations have been recast to reflect this change for 2005 and 2004.

Segmental Results of Operations - Telecommunications

Our Telecommunications segment consists primarily of regulated local phone companies serving approximately 6.9 million access lines in 18 states as of December 31, 2006. We provide, both directly and through wholesale and sales agency relationships, local voice and data, high-speed Internet, nationwide long distance, wireless, satellite video and other services to customers within our local service territories. We also provide access to our local network and other wholesale communications services to other carriers.

	For the Year Ended December 31,				Difference

(millions)	2006	% of Revenues	2005	% of Revenues	$	Percent
Net operating revenues
Voice	$4,346	75%	$4,265	75%	$81	2%
Data	706	12%	657	12%	49	7%
High-speed Internet	393	6%	310	5%	83	27%
Wireless	7	-%	-	-%	7	NM
Other	270	5%	334	6%	(64)	(19)%

Service revenues	5,722	98%	5,566	98%	156	3%
Product revenues	111	2%	125	2%	(14)	(11)%

Total net operating revenues	5,833	100%	5,691	100%	142	2%

Operating expenses
Costs of services	1,593	27%	1,415	25%	178	13%
Costs of products	116	2%	117	2%	(1)	(1)%
Selling, general and administrative	1,548	27%	1,519	27%	29	2%
Depreciation	1,016	17%	967	17%	49	5%
Asset impairment	-	NM	80	1%	(80)	(100)%

Total operating expenses	4,273	73%	4,098	72%	175	4%

Operating income	$1,560	27%	$1,593	28%	$(33)	(2)%

Capital expenditures	$921		$823		$98	12%

Switched access lines (millions)	6.9		7.4		(0.5)	(6)%

Switched access minutes of use (millions)	30,893		34,331		(3,438)	(10)%

High-speed Internet subscribers (thousands)	1,017		693		324	47%

Wireless subscribers (thousands)	48		-		48	100%

	For the Year Ended December 31,				Difference

(millions)	2005	% of Revenues	2004	% of Revenues	$	Percent

Net operating revenues
Voice	$4,265	75%	$4,415	77%	$(150)	(3)%
Data	657	12%	609	10%	48	8%
High-speed Internet	310	5%	219	4%	91	42%
Wireless	-	-%	-	-%	-	NM
Other	334	6%	350	6%	(16)	(5)%

Service revenues	5,566	98%	5,593	97%	(27)	-%
Product revenues	125	2%	146	3%	(21)	(14)%

Total net operating revenues	5,691	100%	5,739	100%	(48)	(1)%

Operating expenses
Costs of services	1,415	25%	1,401	25%	14	1%
Costs of products	117	2%	129	2%	(12)	(9)%
Selling, general and administrative	1,519	27%	1,628	28%	(109)	(7)%
Depreciation	967	17%	960	17%	7	1%
Asset impairment	80	1%	-	NM	80	NM

Total operating expenses	4,098	72%	4,118	72%	(20)	-%

Operating income	$1,593	28%	$1,621	28%	$(28)	(2)%

Capital expenditures	$823		$973		$(150)	(15)%

Switched access lines (millions)	7.4		7.7		(0.3)	(4)%

Switched access minutes of use (millions)	34,331		37,027		(2,696)	(7)%

High-speed Internet subscribers (thousands)	693		492		201	41%

Wireless subscribers (thousands)	-		-		-	-

Net Operating Revenues:

Net operating revenues increased $142 million, or 2%, in 2006 and decreased $48 million, or 1%, in 2005. Variances in individual categories of revenue are discussed below.

Voice

Voice revenues include monthly recurring fees for local service, enhanced calling features and nationwide long distance. Additionally, voice revenues include access and other wholesale services to other carriers to enable connectivity to our network as well as universal service fund receipts and customer surcharges. Voice revenues increased $81 million in 2006 and decreased $150 million in 2005. The following table lists the major drivers of these changes:

Voice Revenues	2006 vs. 2005	2005 vs. 2004

Increase/(decrease) millions
Transfer of long distance customers from Sprint Nextel	$286	$-
Decline in voice revenues primarily due to access line losses	(179)	(89)
Decline in switched access revenues primarily due to lower access minutes of use	(40)	(25)
Discontinuance of USF surcharges on high-speed Internet services	(12)	-
Billing disputes settlement	34	-
Cost recoveries associated with telephone number portability and pooling	(2)	(40)
Other	(6)	4

Total increase	$81	$(150)

On an ongoing basis, we expect that voice revenues will continue to decline as access line losses continue and long distance customers transition to lower yield flat rate calling plans. We believe that the percentage of access line losses will accelerate slightly in 2007 as competing VoIP carriers continue to add coverage in our territories.

Data

Data revenues represent data network services sold to business customers and special access services sold to other carriers. Data revenues increased $49 million in 2006 and $48 million in 2005. Special access continues to drive the majority of this growth generating increases of $21 million in 2006 and $42 million in 2005. The remaining 2006 increase in data revenue was driven mainly by the transfer, from Sprint Nextel at spin-off, of certain dedicated IP customers based in our local service territories.

High-speed Internet

We ended 2006 with over 1 million high-speed Internet subscribers. The $83 million increase in high-speed Internet revenues in 2006 and the $91 million increase in 2005 as compared to prior year was attributable to a 47% increase in subscribers in 2006 and a 41% increase in 2005. Simplified and more attractive pricing plans have resulted in higher subscriber additions in 2006, but yielded slightly reduced revenue per subscriber. As of December 31, 2006, approximately 36% of our high-speed Internet subscribers were in our three and five megabit speed tiers as compared to approximately 21% a year ago. This improvement in our overall speed mix has partially offset some of the yield decline resulting from offering more attractive pricing. On an ongoing basis, we expect that high-speed Internet revenue will continue to increase, but at a slightly lower rate.

Wireless

During the second quarter 2006, we began offering wireless communication services, which resulted in 2006 revenues of $7 million generated from approximately 48 thousand subscribers at the end of 2006.

Other Service

Other service revenues mainly includes professional services, caller ID database services, billing and collection services and sales of products and services through various sales agency relationships, including our video service offering through Echostar. Other service revenues decreased $64 million in 2006 and $16 million in 2005. The following table lists the major drivers of these changes:

Other Service Revenues	2006 vs. 2005	2005 vs. 2004

Increase/(decrease) millions
Transfer of customers to Sprint Nextel	$ (3)	$ -
Elimination of billing, collection and sales agency revenues due to customer transfers from Sprint Nextel	(40)	-
Professional services and database revenues	(10)	(7)
Wireless sales agency revenues	(13)	-
Business long distance sales agency revenues	6	(16)
Other	(4)	7

Total decrease	$ (64)	$ (16)

Product Revenues

Product revenues are derived mainly from sales of CPE which is communications equipment that resides at a business customer’s location for the management of voice and data networks and applications. Sales of high-speed Internet equipment and wireless handsets to our customers also are reflected in product revenues. Product revenues decreased $14 million in 2006 and $21 million in 2005. The decrease in 2006 was in part due to the transfer of certain large CPE customers to Sprint Nextel as part of the spin-off. In 2005, the decline was mostly attributable to a de-emphasis in low margin business product sales.

Revenue Reserves

Net operating revenues include revenue reserves for future access disputes with CLECs and inter-exchange carriers, billing errors and customer disputes, and returns on product sales. These reserves require management’s judgment and are based on many factors, which are more fully discussed in “Critical Accounting Policies – Revenue Recognition.” Revenue charges associated with establishing these reserves were approximately 1% of net operating revenues for the year ending December 31, 2006 and 2005.

Costs of Services

Costs of services include costs to operate and maintain the local network including employee-related costs directly supporting the network, costs directly associated with various service offerings, reciprocal compensation, universal service fund requirements and other operating taxes. Cost of services increased $178 million in 2006 and $14 million in 2005. The following table lists the major drivers of these changes:

Costs of Services	2006 vs. 2005	2005 vs. 2004

Increase/(decrease) millions
Transfer of long distance customers from Sprint Nextel	$ 168	$ -
Reciprocal compensation settlements	(11)	-
Restructuring charges	20	-
Discontinuance of USF requirements on high-speed Internet services	(12)	-
Hurricane related costs	(11)	(23)
Other network related costs	18	37
Other	6	-

Total increase	$ 178	$ 14

Costs of Products

Costs of products decreased $1 million in 2006 and $12 million in 2005. These cost declines are directly associated with the product revenues declines discussed above. Higher product costs associated with wireless handsets and other telecommunications equipment somewhat offset these cost reductions in 2006.

Selling, General and Administrative

Selling, general and administrative costs, or SGA, includes costs associated with selling and marketing, customer service, information technology, bad debt expense, general corporate costs and all other employee-related costs. SGA costs increased $29 million in 2006 and decreased $109 million in 2005. The following table lists the major drivers of these changes:

Selling, General and Administrative	2006 vs. 2005	2005 vs. 2004

Increase/(decrease) millions
Transfer of long distance customers from Sprint Nextel	$ 50	$-
Elimination of allocated charges associated with the spin-off	(108)	-
Other allocated cost reductions	(46)	(60)
Non-recurring spin-off related costs	87	26
Incremental costs to establish corporate functions	39	-
Wireless costs	22	-
Stock compensation and other benefits costs	(11)	(27)
Restructuring charges	7	(40)
Gains on exchange sales	(12)	-
Other	1	(8)

Total increase (decrease)	$ 29	$(109)

SGA costs include charges for estimated bad debt expense. The reserve for bad debt requires management’s judgment and is based on many factors, which are more fully discussed “Critical Accounting Policies—Revenue Recognition.” Bad debt expenses were approximately 1% of net operating revenues for the year ending December 31, 2006 and 2005.

Depreciation

Depreciation expense increased $49 million in 2006 and $7 million in 2005. The 2006 increase was substantially due to a $53 million increase in incremental depreciation associated with certain shared assets transferred to us by Sprint Nextel in connection with the spin-off. A 2006 reduction in depreciation rates applied to digital switching equipment and transport service equipment computed as part of the annual depreciation analysis was substantially offset by plant growth.

Asset Impairment

In 2005, we recorded $80 million in asset impairment charges. This was primarily due to the terminated development and deployment of a network management software application, which resulted in approximately $77 million in allocated impairment charges. Sprint Nextel, in conjunction with our management, terminated this project after evaluating business strategies and determining that the project would not provide the cost structure, flexibility or operational functionality we would need once the spin-off was complete.

Capital Expenditures

Capital expenditures increased $98 million in 2006 and decreased $150 million in 2005. In 2006, capital spending increases were driven by capital costs incurred to separate from Sprint Nextel, most of which were information technology related. In 2005, reduced capital spending was achieved from increased capital efficiency through tighter capacity management, vendor cost reductions and successful executions of equipment re-use opportunities. Capacity spending reductions represented 76% of the decrease, with regulatory mandates and operational requirements representing the remainder.

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

	For the Year Ended December 31,				Difference

(millions)	2006	% of Revenues	2005	% of Revenues	$	Percent

Net operating revenues	$530	100%	$563	100%	$(33)	(6)%

Operating expenses
Costs of products	483	91%	517	92%	(34)	(7)%
Selling, general and administrative	52	10%	75	13%	(23)	(31)%
Depreciation and amortization	11	2%	12	2%	(1)	(8)%

Total operating expenses	546	103%	604	107%	(58)	(10)%

Operating loss	$(16)	(3)%	$(41)	(7)%	$25	(61)%

Capital expenditures	$2		$5		$(3)	(60)%

	For the Year Ended December 31,				Difference

(millions)	2005	% of Revenues	2004	% of Revenues	$	Percent

Net operating revenues	$563	100%	$ 400	100%	$163	41%

Operating expenses
Costs of products	517	92%	353	88%	164	46%
Selling, general and administrative	75	13%	66	17%	9	14%
Depreciation and amortization	12	2%	12	3%	-	-%

Total operating expenses	604	107%	431	108%	173	40%

Operating loss	$(41)	(7)%	$ (31)	(8)%	$(10)	32%

Capital expenditures	$5		$ 2		$3	150%

Net Operating Revenues

Revenues from the Logistics segment decreased $33 million in 2006 and increased $163 million in 2005 . In 2006, revenues declined by approximately $116 million due to the exit of enterprise and wireless markets at the end of 2005. The full year’s impact of a wholesale supply contract with a large communications carrier entered into in mid-2005 somewhat offset the exit of the enterprise and wireless markets. Revenues in 2006 from this contract generated a $74 million increase over 2005 and an increase of $104 million in revenue in 2005 as compared to 2004.

Cost of Products

Cost of products includes costs of equipment sold and other operating related taxes. These costs decreased $34 million in 2006 and increased $164 million in 2005. These cost changes are directly associated with the revenue factors noted above.

Selling, General and Administrative

SGA expense decreased $23 million in 2006 and increased $9 million in 2005. In 2006, the decline was mainly due to a reduction in workforce and other cost reductions associated with the exit of the enterprise and wireless markets. Certain start-up costs associated with a wholesale supply contract with a large communications carrier entered into in mid-2005 also contributed to the 2005 increase as well as the decline in costs in 2006.

Nonoperating Items

	For the Years Ended December 31,

	2006	2005	2004

	(millions)
Interest expense	$ 324	$83	$102
Other (income) expense, net	(14)	(3)	2
Income tax expense	450	578	569
Cumulative effect of change in accounting principles, net	-	16	-

Interest Expense

In conjunction with our spin-off from Sprint Nextel, we incurred $6.6 billion of new debt in the form of senior notes and borrowings under our credit agreement. As of the issuance date, the weighted average interest rate on this long-term debt was approximately 6.8%.

Interest expense increased $241 million in 2006 and decreased $19 million in 2005 as compared to 2004. The 2006 increase is primarily due to the issuance of the long-term debt discussed above, partially offset by the elimination of interest expense on notes previously payable to Sprint Nextel. The 2005 decrease was due to the maturity of $113 million in mortgage and medium term notes during the year.

Our effective interest rate on long-term debt was 7.3% for 2006 compared to 8.0% for 2005. The lower effective interest rate in 2006 is primarily due to the issuance of spin-off related debt which bore lower effective interest rates. Interest costs on pre spin-off short-term borrowings from Sprint Nextel have been excluded so as not to distort the effective interest rate on long-term debt. See “Liquidity and Capital Resources” below for more information on our financing activities.

Other (Income) Expense, Net

In 2006, other (income) expense, net includes $4 million of interest income earned from investments of cash and equivalents, a $5 million gain on the liquidation of our holdings in the Rural Telephone Bank and a $3 million gain on the re-designation of a derivative instrument.

Income Taxes

See Note 7, Income Taxes, in the Notes to Consolidated Financial Statements for information about the differences that caused the effective income tax rates to vary from the federal statutory rate for income taxes. Our effective tax rates for 2006 were substantially lower than the same 2005 and 2004 periods. This primarily resulted from adjustments required to properly reflect our deferred income tax liabilities and reductions in our state income taxes stemming from enacted legislation and other changes in state income tax rates.

Cumulative Effect of Change in Accounting Principles, Net

Embarq adopted FIN 47, Accounting for Conditional Asset Retirement Obligations, in the fourth quarter of 2005. FIN 47 requires the recognition of a liability for legal obligations to perform an asset retirement activity in which the timing and/or method of the settlement are conditioned on a future event. The adoption resulted in the recognition of an asset retirement obligation, or ARO, liability of $28 million, an ARO asset of $4 million and a cumulative effect of change in accounting principles, net of tax, of $16 million.

Financial Condition

Our financial position was significantly impacted by the issuance of long-term debt and various asset and liability contributions to and from Sprint Nextel in connection with the spin-off. The following table summarizes the cash and non-cash impacts to our financial position as a result of the spin-off:

Increase (Decrease)

(millions)
Cash transfer from Sprint Nextel	$200
Settlement of advance receivable from Sprint Nextel	(308)
Property, plant and equipment	313
Prepaid pension asset and pension intangible	511
Other current and long term assets	20

Total Assets	736

Long-term debt, net of note receivable transfer	6,125
Benefit plan obligations	32
Deferred income taxes	53
Other current and long term liabilities	(15)

Total Liabilities	6,195

Total Stockholders’ Equity	$(5,459)

As of December 31, 2006, we adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132R. See “Recently Adopted Accounting Standards” for more information on this standard. The adoption of this standard had a significant impact to our Consolidated Balance Sheets. The impact of adopting this standard was to eliminate our $771 million prepaid pension asset, recognize a $26 million pension liability and a decrease of our postretirement benefit obligation to $557 million. These adjustments resulted in a credit of $248 million to our deferred tax liability and a $392 million charge to accumulated other comprehensive income (loss).

LIQUIDITY AND CAPITAL RESOURCES

We manage our liquidity and capital resource needs primarily through managing the use of capital and the timing and amount of capital expenditures.

Operating Activities

Net cash provided by operating activities of $2.1 billion increased $155 million in 2006 from 2005. Cash received from customers increased by approximately $150 million, which was mainly driven by long distance customer transfers from Sprint Nextel at spin-off, increased high-speed Internet sales, somewhat offset by voice revenue and Logistics product revenue declines. Cash paid to employees and suppliers increased by approximately $80 million and pension trust contributions declined approximately $80 million. Interest payments increased by approximately $200 million due to the issuance of new debt in connection with the spin-off. Cash paid for taxes decreased approximately $200 million due to a $74 million non-cash settlement of tax payables at spin-off, with the remaining decline due to increased interest expense deductions.

Net cash provided by operating activities decreased $166 million in 2005 from 2004. Cash received from customers increased by approximately $120 million, which was due mainly to revenue growth in our Logistics segment. Cash paid to suppliers and employees increased approximately $150 million. Cash paid for income taxes also increased approximately $141 million.

Investing Activities

Net cash used by investing activities totaled $880 million in 2006 compared to $811 million in 2005 and $962 million in 2004. Capital expenditures account for the majority of our investing activities. Our investing activities are targeted primarily towards increased network capacity and include investments for growth in demand for high-speed Internet services and regulatory mandates. In 2006, capital expenditures also include capital costs incurred to separate from Sprint Nextel most of which was information technology-related.

Financing Activities

Net cash used by financing activities totaled $1.2 billion in 2006, $1.1 billion in 2005 and $1.0 billion in 2004. Before the spin-off, our primary financing activities were dividends paid to Sprint Nextel, as well as debt service on our debt obligations during that time. In connection with the spin-off, we borrowed $2.1 billion under our credit agreement consisting of $1.6 billion under the term facility and $500 million under the revolving credit facility. The cash proceeds from these borrowings were paid to Sprint Nextel. Additionally, our $308 million advance receivable, which we historically classified as cash, was settled and Sprint Nextel transferred $200 million of cash to us. In total, our net payment to Sprint Nextel at spin-off was $2.2 billion. After the spin-off through December 31, 2006, we reduced the outstanding balance under our credit agreement by $790 million and paid quarterly dividends in the third and fourth quarters totaling $150 million.

A private letter ruling issued by the IRS after spin-off provides Embarq with the flexibility to pursue open market repurchases of our common stock without adversely affecting the tax-free status of the spin-off from Sprint Nextel.

Capital Requirements

We currently expect capital expenditures in 2007 to be approximately $870 million to $890 million including approximately $30 million of spin-off related spending. We continue to review capital expenditure requirements and will adjust spending and capital investment in response to customer demand.

Liquidity

We expect that cash from operations will fully fund our capital requirements.

Our total indebtedness at December 31, 2006 was approximately $6.5 billion. Current debt maturities as of December 31, 2006 were $37 million. Annual interest costs on the borrowings outstanding at December 31, 2006 were approximately $456 million. As of December 31, 2006, we had $1.3 billion of direct borrowings under the credit agreement consisting of $200 million under the revolving credit facility and $1.1 billion under the term facility, as well as letters of credit outstanding of $19.4 million.

As of December 31, 2006, we were in compliance with all applicable financial covenants associated with our borrowings.

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

Following the spin-off, we are subject to true-up calculations to account for certain agreed upon matters, including net working capital, capital expenditures, spin-off costs and income taxes. Based on a preliminary calculation of the true-up, we accrued approximately $71 million, which is reflected in “Accounts payable” in the Consolidated Balance Sheet as of December 31, 2006. This calculation is preliminary and reflects management’s best estimate, however the ultimate outcome is still subject to further adjustment based on the processes agreed upon in the separation and distribution agreement. Embarq expects this true-up to be finalized and settled during 2007.

We expect to pay regular quarterly dividends. Following the spin-off, we paid out approximately $150 million in dividends related to the third and fourth quarter of 2006. Our ability to fund a regular quarterly dividend will be impacted by our ability to generate cash from operations. The declaration and payment of future dividends will be at the discretion of our board of directors, and will depend upon many factors, including our financial condition, results of operations, growth prospects, funding requirements, applicable law and other factors our board of directors deems relevant.

In connection with the spin-off, we established our own pension and postretirement benefit plans. Our pension plan is funded at a level in excess of current federal minimum requirements. Contributions during 2007 are expected to be approximately $60 to $75 million. Contribution levels are ultimately at the discretion of the Board of Directors and will be determined based on future plan asset and liability levels and in accordance with applicable pension funding laws and regulations. Other postretirement benefit payments, including medical and life insurance benefits for certain eligible retirees, are expected to be less than $60 million annually.

Future Contractual Obligations

		Future Contractual Obligations by Year

Future Contractual Obligations	Total	2007	2008	2009	2010	2011	After 2011

	(millions)
Long-term debt	$6,458	$37	$99	$2	$2	$1,310	$5,008
Interest on long-term debt (1)	6,187	461	458	451	451	399	3,967
Operating leases	120	36	25	20	13	9	17
Purchase obligations and other	136	98	23	12	3	-	-

Total	$12,901	$632	$605	$485	$469	$1,718	$8,992

(1)	Estimated interest on the bank credit agreement assumes payment schedule based upon the outstanding balances and interest rates as of December 31, 2006 and excludes any additional prepayment or drawdown under the revolving credit facility.

Off-Balance Sheet Arrangements

We do not participate in, secure or finance any unconsolidated, special purpose entities.

Financial Strategies

Derivatives

We manage exposure to interest rate risk by regularly monitoring our mix of floating and fixed-rate debt. We may enter into interest rate swap agreements or other derivative transactions to manage this exposure. As of December 31, 2006, there were no outstanding derivatives.

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

On May 12, 2006, the swaption contracts and treasury collars entered into in 2005 were terminated. The accumulated other comprehensive income (loss) associated with these transactions, $51 million, $30 million net of tax, was amortized using the effective interest method and reclassified to interest expense as a yield adjustment of the hedged semi-annual interest payment for ten years.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We are susceptible to market risks related to changes in interest rates and do not purchase or hold any derivative financial instruments for trading purposes.

We are subject to interest rate risk primarily associated with our borrowings under our credit agreement. From time to time, we may consider entering into swap and other agreements to manage our exposure to interest rate changes on our debt.

Approximately 80% of our outstanding debt at December 31, 2006 is fixed-rate debt. While changes in interest rates impact the fair value of this debt, there is no impact on earnings and cash flows because we intend to hold these obligations to maturity unless market and regulatory conditions are favorable.

We perform interest rate sensitivity analyses on our variable-rate debt. These analyses indicate that a 1% change in interest rates would have an annual pre-tax impact of $13 million on the Consolidated Statements of Operations and Consolidated Statements of Cash Flows at December 31, 2006. While earnings and cash flows are impacted as interest rates change, our variable-rate debt is not subject to changes in fair values.

We also perform a sensitivity analysis on the fair market value of our outstanding debt. A 10% decrease in market interest rates would cause an increase of approximately $205 million in fair market value of our outstanding debt at December 31, 2006.

Item 8.  Financial Statements and Supplementary Data

The consolidated financial statements required by this item begin on page F-1 of this annual report on Form 10-K and are incorporated herein by reference. The financial statement schedule required under SEC Regulation S-X is filed pursuant to Item 15 of this annual report on Form 10-K and is incorporated herein by reference.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable

Item  9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Throughout 2006, we continued the transition of the key financial systems to our internal control over financial reporting from Sprint Nextel. In addition, the direct responsibility for the execution of our internal control over financial reporting was transitioned to our employees in connection with the spin-off. We believe that these changes and other changes made during the year have not materially affected, and are not reasonably likely to materially affect, our internal control over financial reporting.

As required by Rule 13a-15(b) under the Securities Exchange Act, and in connection with the preparation of this annual report on Form 10-K, our management, including the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer each concluded that the design and operation of the disclosure controls and procedures were effective as of December 31, 2006 in providing assurance that information required to be disclosed in reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and in providing reasonable assurance that the information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or attestation report of the company’s registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission.

Item  9B.  Other Information

None.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this item regarding our executive officers is incorporated by reference to Part I of this report under the caption “Executive Officers of the Registrant.” All other information required by this item, other than the code of ethics information below, is incorporated herein by reference to the information set forth in the proxy statement relating to our 2007 Annual Meeting of Shareholders, which will be filed with the SEC.

We have adopted a code of ethics, which we refer to as the Embarq Code of Conduct, which applies to all our employees, including our executive officers, and directors. The Embarq Code of Conduct is publicly available on our website at www.embarq.com/governance/ethics/ and you may also obtain a copy free of charge by writing to: Corporate Secretary, Embarq Corporation, 5454 W. 110th St., Overland Park, KS 66211. If a provision of the Embarq Code of Conduct is amended, other than by a technical, administrative or other non-substantive amendment, or a waiver of the Embarq Code of Conduct is granted to a director or executive officer, the notice of such amendment or waiver will be posted on our website. Also, we may elect to disclose the amendment or waiver in a report on Form 8-K filed with the SEC.

Item 11.  Executive Compensation

The information required by this item is incorporated by reference to the information set forth in our proxy statement relating to our 2007 Annual Meeting of Shareholders, which will be filed with the SEC.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item, other than the equity compensation plan information below, is incorporated by reference to the information set forth in our proxy statement relating to our 2007 Annual Meeting of Shareholders, which will be filed with the SEC.

Equity Compensation Plan Information

The following table provides information about Embarq’s equity compensation plans as of December 31, 2006.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column 1)

Equity compensation plans approved by shareholders - Common stock(1)	11,180,103	(2)	$51.04	(3)	13,549,985	(4)
Equity compensation plans not approved by shareholders - Common stock	-		-		-

Total	11,180,103		$51.04		13,549,985

(1)

In connection with the spin-off, Sprint Nextel, our former sole stockholder, approved the Embarq Corporation 2006 Equity Incentive Plan (2006 Plan) and the Embarq Corporation Employee Stock Purchase Plan (ESPP). Under the 2006 Plan, stock options, restricted stock units and other equity based awards may be granted to Embarq’s employees and directors. In addition, the 2006 Plan governs the issuance of Embarq stock options to its employees who held Sprint Nextel options before the spin-off from Sprint Nextel and the issuance of restricted stock units that were granted to holders of Sprint Nextel RSUs in connection with the spin-off from Sprint Nextel. Under the ESPP, each eligible employee may purchase common stock at quarterly intervals at a purchase price per share equal to 90% of the market value on the last business day of the offering period. See Note 6 to the Consolidated Financial Statements for further descriptive information regarding the 2006 Plan.

(2)	Total includes 9,181,119 shares to be issued upon exercise of outstanding stock options, 1,967,819 shares to be issued upon the vesting of restricted stock units, and the right to acquire 31,165 shares accrued at December 31, 2006 under the ESPP.

(3)	The weighted average exercise price does not take into account the shares of common stock issuable upon vesting of restricted stock units issued under the 2006 Plan. These restricted stock units have no exercise price. The weighted average purchase price also does not take into account the 31,165 shares of common stock issuable as a result of the purchase rights accrued under the ESPP. See Note 6 to the Consolidated Financial Statements for further descriptive information regarding the 2006 Plan.

(4)	Total includes 12,731,150 shares available under the 2006 Plan and 818,835 shares available under the ESPP. See Note 6 to the Consolidated Financial Statements for further descriptive information regarding the 2006 Plan.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the information set forth in our proxy statement relating to our 2007 Annual Meeting of Shareholders, which will be filed with the SEC.

Item 14.  Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the information set forth in the proxy statement relating to our 2007 Annual Meeting of Shareholders, which will be filed with the SEC.

Part IV

Item 15.  Exhibits and Financial Statement Schedules

(a)	1. The consolidated financial statements of Embarq filed as part of this report are listed in the Index to Consolidated Financial Statements.

2. The consolidated financial statement schedule of Embarq filed as part of this report is listed in the Index to Consolidated Financial Statements. All other financial statement schedules are not required under the related instructions, or are inapplicable and therefore have been omitted.

3. The following exhibits are filed as part of this report:

Exhibit Number	Description

2.1*	Separation and Distribution Agreement (Incorporated by reference to Exhibit 2.1 to Amendment No. 4 to the Registration Statement on Form 10 (File No. 001-32732), filed with the Securities and Exchange Commission on May 2, 2006)

2.2*	Transition Services Agreement between Embarq Corporation (receiver) and Sprint Nextel Corporation (provider) dated as of January 20, 2006 (Incorporated by reference to Exhibit 2.2 to Amendment No. 3 to the Registration Statement on Form 10 (File No. 001-32732), filed with the Securities and Exchange Commission on April 28, 2006)

2.3*	Transition Services Agreement between Embarq Corporation (provider) and Sprint Nextel Corporation (receiver) dated as of January 20, 2006 (Incorporated by reference to Exhibit 2.3 to Amendment No. 3 to the Registration Statement on Form 10 (File No. 0001-32732), filed with the Securities and Exchange Commission on April 28, 2006)

2.4*	Tax Sharing Agreement dated as of May 17, 2006 by and among Sprint Nextel Corporation, Embarq Corporation and certain Embarq subsidiaries (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on May 18, 2006)

2.5*	Employee Matters Agreement dated as of May 17, 2006 between Sprint Nextel Corporation and Embarq Corporation (Incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on May 18, 2006)

2.6*	Patent Agreement dated as of May 17, 2006 by and between Sprint Nextel Corporation and Embarq Corporation (Incorporated by reference to Exhibit 2.5 to the Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on May 18, 2006)

2.7*	Trademark Assignment and License Agreement dated as of May 17, 2006, by and among Sprint Nextel Corporation, Embarq Corporation and certain Embarq subsidiaries (Incorporated by reference to Exhibit 2.3 to the Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on May 18, 2006)

2.8*	Software and Proprietary Information Agreement dated as of May 17, 2006 by and between Embarq Corporation and Sprint Nextel Corporation (Incorporated by reference to Exhibit 2.4 to the Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on May 18, 2006)

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Registration Statement on Form 10 (File No. 001-32732), filed with the Securities and Exchange Commission on May 2, 2006)

Exhibit Number	Description

3.2	Amended and Restated Bylaws, as amended (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on July 25, 2006)

4.1	Indenture, dated as of May 17, 2006, by and between Embarq Corporation and J.P. Morgan Trust Company, National Association, a national banking association, as trustee (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on May 18, 2006)

4.2	6.738% Global Note due 2013

4.3	7.082% Global Note due 2016

4.4	7.995% Global Note due 2036

4.5	Credit Agreement, dated May 10, 2006, by and among Embarq Corporation (borrower), the banks, financial institutions and other institutional lenders (initial lenders) and issuers of letters of credit (initial issuing banks) and Citibank, N.A., as administrative agent (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on May 11, 2006)

10.1**	Agreement Regarding Special Compensation and Post Employment Restrictive Covenants, dated as of December 12, 1995, by and between Sprint Corporation and Gene M. Betts (Incorporated by reference to Exhibit 10.5 to the registrant’s Amendment No. 1 to the Registration Statement on Form 10 (File No. 001-32732), filed with the Securities and Exchange Commission on March 14, 2006)

10.2**	Special Compensation and Non-Compete Agreement, dated as of August 12, 1996, by and between Sprint Corporation and William R. Blessing (Incorporated by reference to Exhibit 10.6 to the registrant’s Amendment No. 1 to the Registration Statement on Form 10 (File No. 001-32732), filed with the Securities and Exchange Commission on March 14, 2006)

10.3**	Employment Agreement, dated as of August 29, 2005, by and among Sprint Corporation, Sprint/United Management Company and Melanie Coleman (Incorporated by reference to Exhibit 10.7 to the registrant’s Amendment No. 1 to the Registration Statement on Form 10 (File No. 001-32732), filed with the Securities and Exchange Commission on March 14, 2006)

10.4**	Special Compensation and Non-Compete Agreement, dated as of August 12, 1997, by and between Sprint Corporation and Michael B. Fuller (Incorporated by reference to Exhibit 10.8 to the registrant’s Amendment No. 1 to the Registration Statement on Form 10 (File No. 001-32732), filed with the Securities and Exchange Commission on March 14, 2006)

10.5**	Employment Agreement, dated as of December 3, 2003, by and among Sprint Corporation, Sprint/United Management Company and Thomas A. Gerke (Incorporated by reference to Exhibit 10.10 to the registrant’s Amendment No. 1 to the Registration Statement on Form 10 (File No. 001-32732), filed with the Securities and Exchange Commission on March 14, 2006)

10.6**	Employment Agreement, dated as of June 7, 2005, by and among Sprint Corporation, Sprint/United Management Company and Daniel R. Hesse (Incorporated by reference to Exhibit 10.11 to the registrant’s Amendment No. 1 to the Registration Statement on Form 10 (File No. 001-32732), filed with the Securities and Exchange Commission on March 14, 2006)

10.7**	Special Compensation and Non-Compete Agreement, dated as of December 9, 1997, by and between Sprint Corporation and Thomas J. McEvoy (Incorporated by reference to Exhibit 10.12 to the registrant’s Amendment No. 1 to the Registration Statement on Form 10 (File No. 001-32732), filed with the Securities and Exchange Commission on March 14, 2006)

Exhibit Number	Description

10.8**	Embarq Corporation 2006 Equity Incentive Plan, as amended and restated (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on December 13, 2006)

10.9**	Embarq Corporation 2006 Short-Term Incentive Plan (Incorporated by reference to Exhibit 10.14 to the registrant’s Amendment No. 4 to the Registration Statement on Form 10 (File No. 001-32732), filed with the Securities and Exchange Commission on May 2, 2006)

10.10**	Form of Indemnification Agreement entered into between Embarq Corporation and each of its directors and each of the following officers: Gene M. Betts, William R. Blessing, Harrison S. Campbell, William E. Cheek, Melanie K. Coleman, Michael B. Fuller, Thomas A. Gerke, E.J. Holland, Jr., Thomas J. McEvoy and Leslie H. Meredith (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on May 5, 2006)

10.11**	Embarq Corporation Amended and Restated Supplemental Executive Retirement Plan

10.12**	Embarq Corporation Key Management Benefit Plan (Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on May 11, 2006)

10.13**	Embarq Corporation Non-Employee Director Compensation Program

10.14**	Form of Special Equity Award Agreement for Individuals with Employment or Severance Agreements (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on July 25, 2006)

10.15**	Form of Special Equity Award Agreement for Individuals without Employment or Severance Agreements (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on July 25, 2006)

10.16**	Form of 2006 Annual Equity Award for Executive Officers other than Mr. Hesse (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on August 1, 2006)

10.17**	Form of 2006 Annual Equity Award for Daniel R. Hesse (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on August 1, 2006)

10.18**	Form of Award Agreement for Outside Directors (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on August 1, 2006)

10.19**	General Release and Agreement between Embarq Corporation and Michael B. Fuller dated December 19, 2006. (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on December 22, 2006)

10.20**	Summary of Embarq Corporation 2007 Short-Term Incentive Program

10.21**	Form of 2007 Award Agreement for Executive Officers other than Mr. Hesse (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-32372), filed with the Securities and Exchange Commission on February 27, 2007.

10.22**	Form of 2007 Award Agreement for Daniel R. Hesse (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-32372), filed with the Securities and Exchange Commission on February 27, 2007)

Exhibit Number	Description

21.1	Subsidiaries of the Registrant

23.1	Consent of KPMG LLP

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Our company will furnish to the SEC, upon request, a copy of the instruments defining the rights of holders of long-term debt that does not exceed 10% of the total assets of our company.

*	Schedules and/or exhibits not filed will be furnished supplementally to the SEC upon request.

**	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMBARQ CORPORATION (Registrant)

By	/s/ Daniel R. Hesse
Daniel R. Hesse
Chairman, Chief Executive Officer and President

Dated: March 9, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 9th day of March 2007.

/s/ Daniel R. Hesse
Daniel R. Hesse
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

/s/ Gene M. Betts
Gene M. Betts
Chief Financial Officer
(Principal Financial Officer)

/s/ Melanie K. Coleman
Melanie K. Coleman
Controller
(Principal Accounting Officer)

SIGNATURES

EMBARQ CORPORATION

(Registrant)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 9th day of March 2007.

/s/ Daniel R. Hesse	/s/ William A. Owens
Daniel R. Hesse	William A. Owens
Chairman of the Board	Director

/s/ Peter C. Brown	/s/ Dinesh A. Paliwal
Peter C. Brown	Dinesh A. Paliwal
Director	Director

/s/ Steven A. Davis	/s/ Stephanie M. Shern
Steven A. Davis	Stephanie M. Shern
Director	Director

/s/ John P. Mullen	/s/ Laurie A. Siegel
John P. Mullen	Laurie A. Siegel
Director	Director

EMBARQ CORPORATION

MANAGEMENT REPORT

Our management is responsible for the integrity and objectivity of the information contained in this document. Management is responsible for the consistency of reporting this information and for ensuring that accounting principles generally accepted in the United States are used in the preparation of its consolidated financial statements.

In discharging this responsibility, management maintains a comprehensive system of internal controls and supports an extensive program of internal audits, has made organizational arrangements providing appropriate divisions of responsibility and has established communication programs aimed at assuring that its policies, procedures and principles of business conduct are understood and practiced by its employees.

The 2006, 2005 and 2004 consolidated financial statements included in this document have been audited by KPMG LLP, independent registered public accounting firm. All audits were conducted using standards of the Public Company Accounting Oversight Board and KPMG LLP report and consent are included herein.

The Board of Directors’ oversight responsibility for these consolidated financial statements is conducted through its Audit Committee. The Audit Committee, composed entirely of directors who are not officers or employees of Embarq, meets periodically with the Company’s internal auditors and independent registered public accounting firm, both with and without management present, to assure that their respective responsibilities are being fulfilled. The internal auditors and independent registered public accounting firm have full access to the Audit Committee to discuss auditing and financial reporting matters.

/s/ Daniel R. Hesse
Daniel R. Hesse
Chief Executive Officer

/s/ Gene M. Betts
Gene M. Betts
Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors

Embarq Corporation:

We have audited the accompanying consolidated balance sheets of Embarq Corporation and subsidiaries (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of operations, cash flows and stockholders’ equity for each of the years in the three-year period ended December 31, 2006. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule, Schedule II-Consolidated Valuation and Qualifying Accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Embarq Corporation and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, in the fourth quarter of 2005. Also, as discussed in Note 5 to the consolidated financial statements, the Company adopted the provisions of SFAS No. 158, Employers Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R), as of December 31, 2006.

/s/ KPMG LLP

Kansas City, Missouri

March 9, 2007

EMBARQ CORPORATION

CONSOLIDATED BALANCE SHEETS

(millions, except per share data)

	As of December 31,

	2006	2005

Assets
Current assets
Cash and equivalents	$53	$103
Accounts receivable, net of allowance for doubtful accounts of $53 and $57, respectively	660	660
Inventories, net	179	174
Deferred charges	48	55
Prepaid expenses and other current assets	83	80

Total current assets	1,023	1,072
Gross property, plant and equipment	20,805	19,784
Accumulated depreciation	(12,817)	(11,980)

Net property, plant and equipment	7,988	7,804
Goodwill	27	27
Prepaid pension asset	-	219
Other assets	53	99

Total	$9,091	$9,221

Liabilities and Stockholders’ Equity
Current liabilities
Current maturities of long-term debt	$37	$2
Accounts payable	503	528
Accrued taxes	164	104
Payroll and employee benefits	198	118
Deferred revenue	211	215
Accrued interest	52	35
Other current liabilities	99	82

Total current liabilities	1,264	1,084
Noncurrent liabilities
Long-term debt	6,421	1,123
Deferred income taxes	1,039	1,265
Benefit plan obligations	685	793
Other noncurrent liabilities	150	104

Total noncurrent liabilities	8,295	3,285

Stockholders’ equity
Preferred stock, $.01 par value; 200 shares authorized; no shares issued and outstanding	-	-
Common stock, $.01 par value; 1,250 shares authorized; 149.7 shares issued and outstanding	1	-
Paid-in capital	(414)	-
Retained earnings	308	-
Accumulated other comprehensive income (loss)	(363)	(525)
Business equity	-	5,377

Total stockholders’ equity	(468)	4,852

Total	$9,091	$9,221

See accompanying Notes to Consolidated Financial Statements.

EMBARQ CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(millions, except per share data)

	For the Years Ended December 31,

	2006	2005	2004

Net Operating Revenues
Service revenues	$5,722	$5,566	$5,593
Product revenues	641	688	546

Total net operating revenue	6,363	6,254	6,139

Operating Expenses
Cost of services	1,594	1,417	1,402
Cost of products	598	632	481
Selling, general and administrative	1,600	1,594	1,694
Depreciation	1,027	979	972
Asset impairment	-	80	-

Total operating expenses	4,819	4,702	4,549

Operating Income	1,544	1,552	1,590
Interest expense	324	83	102
Other (income) expense, net	(14)	(3)	2

Income Before Income Taxes	1,234	1,472	1,486
Income tax expense	450	578	569

Income Before Cumulative Effect of Change in Accounting Principle, Net	784	894	917
Cumulative effect of change in accounting principle, net	-	16	-

Net Income	$784	$878	$917

Pro forma earnings per common share
Basic	$5.26

Diluted	$5.21

Pro forma weighted average common shares outstanding
Basic	149.2

Diluted	150.4

See accompanying Notes to Consolidated Financial Statements.

EMBARQ CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(millions)

	For the Years Ended December 31,

	2006	2005	2004

Operating Activities
Net income	$784	$878	$917
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of change in accounting principle	-	16	-
Depreciation	1,027	979	972
Provision for losses on accounts receivable	55	54	68
Deferred and noncurrent income taxes	(69)	33	172
Stock-based compensation expense	31	-	-
Net losses (gains) on sales of assets	(17)	1	(2)
Other, net	39	17	(5)
Changes in assets and liabilities:
Accounts receivable	(35)	(78)	(79)
Inventories and other current assets	29	(14)	90
Accounts payable and other current liabilities	235	93	(7)
Noncurrent assets and liabilities, net	(26)	(81)	(62)

Net cash provided by operating activities	2,053	1,898	2,064

Investing Activities
Capital expenditures	(923)	(828)	(975)
Proceeds from sales of assets	43	17	13

Net cash used by investing activities	(880)	(811)	(962)

Financing Activities
Issuance of long-term debt	1,600	-	-
Payments on long-term debt	(492)	(115)	(152)
Borrowings under revolving credit agreement	920	-	-
Repayments under revolving credit agreement	(720)	-	-
Net cash paid to Sprint Nextel associated with the spin-off	(2,208)	-	-
Proceeds from common stock issued	20	-	-
Dividends paid to stockholders	(150)	-	-
Dividends paid to Sprint Nextel	(194)	(983)	(865)
Tax benefit from options exercised	3	-	-
Other, net	(2)	1	-

Net cash used by financing activities	(1,223)	(1,097)	(1,017)

Increase (Decrease) in Cash and Equivalents	(50)	(10)	85
Cash and Equivalents at Beginning of Period	103	113	28

Cash and Equivalents at End of Period	$53	$103	$113

Supplemental Cash Flow Information
Cash paid for interest, net of amounts capitalized	$290	$86	$109
Cash paid for income taxes	$348	$549	$408
Non-cash transactions with Sprint Nextel:
Distribution of senior notes	$(4,485)	$-	$-
Transfer of notes receivable	460	-	-
Transfer of property, plant and equipment, net	313	-	-
Transfer of pension assets, net of postretirement and other benefit obligations	(358)	-	-
Elimination of additional minimum pension liability and pension intangible	837	-	-
Transfer of other assets & liabilities, net	35	-	-
Deferred income taxes related to assets and liabilities transferred	(53)	-	-

Total non-cash activities associated with the spin-off	(3,251)	-	-
Net cash paid to Sprint Nextel associated with the spin-off	(2,208)	-	-

Combined cash and non-cash activities associated with the spin-off	$(5,459)	$-	$-

See accompanying Notes to Consolidated Financial Statements.

EMBARQ CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(millions)

	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Business Equity	Total Stockholders’ Equity

January 1, 2004 balance	$-	$-	$-	$-	$(541)	$5,430	$4,889
Net income	-	-	-	-	-	917	917
Dividends paid to Sprint Nextel	-	-	-	-	-	(865)	(865)
Reclassification adjustment for gains included in net income, net of tax	-	-	-	-	(1)	-	(1)
Net minimum pension liability adjustment, net of tax	-	-	-	-	20	-	20

December 31, 2004 balance	-	-	-	-	(522)	5,482	4,960
Net income	-	-	-	-	-	878	878
Dividends paid to Sprint Nextel	-	-	-	-	-	(983)	(983)
Cash flow derivatives, net of tax	-	-	-	-	(9)	-	(9)
Net minimum pension liability adjustment, net of tax	-	-	-	-	6	-	6

December 31, 2005 balance	-	-	-	-	(525)	5,377	4,852
Net income	-	-	-	-	-	326	326
Dividends paid to Sprint Nextel	-	-	-	-	-	(194)	(194)
Cash flow derivatives, net of tax	-	-	-	-	39	-	39
Net transfer to Sprint Nextel	-	1	(467)	-	516	(5,509)	(5,459)

May 17, 2006 balance	-	1	(467)	-	30	-	(436)
Net income	-	-	-	458	-	-	458
Dividends paid to shareholders ($1.00 per share)	-	-	-	(150)	-	-	(150)
Common stock issued	-	-	20	-	-	-	20
Stock-based compensation expense	-	-	31	-	-	-	31
Taxes on stock-based compensation expense	-	-	2	-	-	-	2
Amortization of cash flow derivative, net of tax	-	-	-	-	(1)	-	(1)
Adoption of SFAS No. 158, net of tax	-	-	-	-	(392)	-	(392)

December 31, 2006 balance	$-	$1	$(414)	$308	$(363)	$-	$(468)

Shares Outstanding
Shares issued at spin-off	-	149.1
Stock issued under equity incentive plans	-	0.6

December 31, 2006	-	149.7

See accompanying Notes to Consolidated Financial Statements.

EMBARQ CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Background, Basis of Presentation and Significant Accounting Policies

Formation of the Entity and Nature of Operations

Embarq was incorporated in 2005 under the laws of Delaware. Formerly, Embarq was a wholly-owned subsidiary of Sprint Nextel. In December 2004, Sprint Nextel announced its intention to spin-off its local communications business and product distribution operations from its other businesses in a tax-free transaction. On May 17, 2006, in exchange for, and as a condition to, the transfer of assets and the assumption of liabilities described below, Embarq (1) issued to Sprint Nextel 149.1 million shares of company common stock and (2) issued to Sprint Nextel $4.5 billion of Embarq senior notes and transferred to Sprint Nextel $2.1 billion in cash. In exchange for, and contemporaneously with, the issuance of Embarq’s common stock and transfer of debt and cash, Sprint Nextel transferred the Embarq assets, at historical cost, consisting of Sprint Nextel’s local communications operations and wholesale product distribution operations and the consumer and certain business long distance customers located in their service territories; and the company assumed certain liabilities related to Embarq’s business. The spin-off was completed through a pro rata distribution to Sprint Nextel shareholders consisting of one share of Embarq common stock for every 20 shares of Sprint Nextel voting and non-voting shares owned by Sprint Nextel’s shareholders as of the close of business on May 8, 2006, the record date for the distribution.

Significant changes to Embarq’s results of operations and financial position resulting from the spin-off were as follows:

•

Results of operations were negatively impacted for the period after May 17, 2006, resulting from the net of tax effect of increased interest expense and spin-off related costs, which were partially offset by the net of tax effect of the addition of consumer and certain business long distance customers and elimination of allocated capital charges.

•	Sprint Nextel transferred cash of $200 million to Embarq, as required by the separation and distribution agreement.

•

Net property, plant and equipment increased $313 million reflecting assets received from Sprint Nextel pursuant to the spin-off. These assets were recorded at Sprint Nextel’s historical cost basis as of May 17, 2006. Depreciable lives of the assets did not change.

•

The prepaid pension asset, allocated to Embarq by Sprint Nextel, of $219 million at December 31, 2005, increased to $790 million based upon the actuarial analysis of accumulated benefit obligation and pension fund assets attributed to Embarq at the date of the spin-off. See Note 5, Employee Benefit Plans.

•

Long-term debt increased by $6.1 billion. This reflects borrowings under the credit agreement and the issuance of senior notes, partially offset by the elimination of notes previously due to Sprint Nextel.

•	Deferred income tax liability increased by $53 million related to assets and liabilities transferred.

•

Embarq began accumulating retained earnings following the spin-off and recognized the par value and paid-in-capital in connection with the issuance of approximately 149.1 million shares of common stock. Because a direct ownership relationship did not exist among all the various units comprising Embarq, business equity was shown in lieu of stockholders’ equity in the consolidated balance sheets for periods before May 17, 2006.

•	These transactions resulted in net deficit to stockholders equity.

Following the spin-off, Embarq is subject to true-up calculations to account for certain agreed upon matters, including net working capital, capital expenditures, spin-off costs and income taxes. Based on a preliminary calculation of the true-up, Embarq has accrued approximately $71 million, which is reflected in “Accounts payable” in the Consolidated Balance Sheet as of December 31, 2006. This calculation is preliminary and reflects management’s best estimate, however the ultimate outcome is still subject to further adjustment based on the processes agreed upon in the separation and distribution agreement. Embarq expects this true-up to be finalized and settled during 2007.

Embarq consists primarily of regulated local phone companies operating in 18 states. Embarq provides, both directly and through wholesale and sales agency relationships, local voice and data, including high-speed Internet and nationwide long distance, satellite video services and wireless services to customers within its local service territories. Embarq also provides access to its local network and other wholesale communications services for other carriers, communications equipment for business markets and other communications-related services. Through its Logistics segment, Embarq engages in wholesale product distribution, logistics and configuration services.

As of December 31, 2006, Embarq had approximately 20 thousand active employees. Approximately 34% of these employees were represented by unions which were subject to collective bargaining agreements. There have been no material changes to these collective bargaining agreements.

Basis of Presentation

The accompanying consolidated financial statements reflect Embarq’s consolidated operations as a separate, stand-alone entity after May 17, 2006, together with the consolidated historical operations of the entities which comprised the local communications business, and product distribution operations of Sprint Nextel. Because of the transfer by Sprint Nextel at the date of the spin-off of consumer and certain business long distance voice customers in Embarq’s service territory, Embarq’s results before the spin-off are not fully comparable to those after the spin-off.

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

Certain prior year amounts were reclassified to conform to the current year presentation and are consistent with the way Embarq’s management views these activities. In 2006, approximately $250 million of costs previously classified as costs of services and products were reclassified to selling, general and administrative expense. These reclassifications had no effect on results of operations or total stockholders’ equity as previously reported.

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

In connection with its spin-off, Embarq entered into certain agreements with Sprint Nextel. The key terms of the principal agreements that continue to be operative are summarized below.

Separation and Distribution Agreement

Embarq entered into a separation and distribution agreement that generally requires Embarq and Sprint Nextel to indemnify each other and each other’s representatives and affiliates against certain liabilities. The separation and distribution agreement also contains the terms of the spin-off and certain covenants regarding cooperation to effect the transactions contemplated by the spin-off, including certain true-up obligations relating to working capital and transition costs from January 1 to May 17, 2006. The agreement also governs rights to Embarq and Sprint Nextel to have access to certain of each other’s information following the spin-off. As an ancillary agreement to the separation and distribution agreement, Embarq also entered into an employee matters agreement relating to certain compensation and employee benefit obligations with respect to its current and former employees.

Tax Sharing Agreement

In connection with the spin-off, Embarq entered into a tax sharing agreement with Sprint Nextel. The tax sharing agreement covers Embarq’s and Sprint Nextel’s rights and obligations with respect to taxes for both the pre- and post-spin-off periods. Under the tax sharing agreement, in order to preserve the tax-free treatment to Sprint Nextel of the spin-off, for specified periods of up to 30 months following the spin-off, Embarq may be prohibited, except in specified circumstances, from

•	Issuing, redeeming or being involved in other acquisitions of Embarq’s equity securities;

•	Transferring significant amounts of Embarq’s assets;

•	Amending Embarq’s certificate of incorporation or bylaws;

•	Failing to comply with the Internal Revenue Service (IRS) requirement for a spin-off that Embarq engage in the active conduct of a trade or business after the spin-off; or

•	Engaging in other actions or transactions that could jeopardize the tax-free status of the spin-off.

A private letter ruling issued by the IRS after the spin-off provides Embarq with the flexibility to pursue open market repurchases of its common stock without adversely affecting the tax-free status of the spin-off from Sprint Nextel.

Embarq has an obligation to indemnify Sprint Nextel for taxes resulting from the spin-off if that tax results from (1) an issuance of Embarq’s equity securities, a redemption of Embarq’s equity securities or Embarq’s involvement in other acquisitions of its equity securities, (2) other actions or failures to act by Embarq (such as those described above) or (3) any of Embarq’s representations or undertakings referred to in the tax sharing agreement being incorrect or violated.

Embarq currently does not believe these prohibitions impose a significant constraint on the company’s flexibility to execute on its existing strategy.

Intellectual Property Agreements

In connection with the spin-off, Embarq entered into a patent agreement, software and proprietary information agreement and a trademark assignment and license agreement with Sprint Nextel. These agreements govern Embarq’s relationship with Sprint Nextel with respect to ownership of and use of intellectual property.

Transition Services Agreements

Embarq entered into transition services agreements with Sprint Nextel under which Embarq and Sprint Nextel provide certain specified services to each other for up to two years following the spin-off. Among the services Sprint Nextel provides to Embarq are customer bill printing and mailing services, information technology application and support services, data center services and employee human resources helpdesk services. Among the services Embarq provides to Sprint Nextel are billing support services for certain products, field technician support for certain complex customers and information technology application services.

Commercial Service Agreements

Embarq and Sprint Nextel entered into commercial service agreements pursuant to which each company obtains services from each other. The principal agreements are described below:

•

Embarq entered into a non-exclusive wholesale agreement with Sprint Nextel. Under this agreement, for a period of 7 years, Embarq is able to resell certain CDMA-based wireless voice and data services in Embarq’s local service territories.

•

Under a wholesale master services agreement with Sprint Nextel, that Embarq refers to as the long distance agreement, Embarq has the ability to market and sell the company’s own branded wireline long distance voice and data services to consumer and small business customers. Under this agreement, Embarq must purchase a minimum of 95% of certain categories of domestic and international long distance voice and data services from Sprint Nextel.

In addition to the MVNO agreement and long distance agreement, Embarq has also entered into a sales agency agreement with Sprint Nextel to sell to business customers certain Sprint Nextel-branded wireless and wireline voice and data services, and a teleservices agreement where Embarq purchases payphone and private branch exchange repair and refurbishing and reverse logistics services from Sprint Nextel. Embarq has also entered into certain agreements with Sprint Nextel where Embarq provides certain services to Sprint Nextel, including calling name database services, toll free rehome services, special access services and operator and directory assistance services.

Cash and Equivalents

Cash and equivalents include cash and highly liquid investments with original maturities of three months or less. The December 31, 2005 balance included advances due from Sprint Nextel as discussed above. No such advances were held by Embarq as of December 31, 2006.

Allowance for Doubtful Accounts

The allowance for doubtful accounts represents the estimate of accounts receivables that are deemed to be uncollectible with specific allowances for accounts with known collection risks. The estimate requires management’s judgment based on historical trending, industry norms and recognition of current market indicators, which are predictive of the future economic viability of Embarq’s customer base.

Inventories

Inventories were stated at the lower of cost or market and consisted of materials, supplies and equipment held for resale and internal use. Cost is principally determined on a first-in first-out method.

Embarq’s inventory aggregated by class was as follows:

	As of December 31,

	2006	2005

	(millions)
Resale inventory, net of allowance of $15 and $17, respectively	$ 105	$ 104
Other inventory held for internal use	74	70

Total inventory	$ 179	$ 174

Property, Plant and Equipment

Embarq records property, plant and equipment at historical cost. Embarq follows a straight line method and group method of depreciation accounting. The costs of homogeneous units of property are aggregated to form group assets that are depreciated over an average economic useful life established for each group. Estimates and assumptions are used both in establishing the average economic lives and testing for recoverability. Assumptions are based on internal studies of use, industry data on lives, recognition of technological advancements and understanding of business strategy. Assumptions are reevaluated annually. Generally, changes in economic life estimates are effected through changes in the remaining depreciable lives of the applicable group assets and are considered an accounting estimate in accordance SFAS No. 154, Accounting Changes and Error Corrections.

On an annual basis, Embarq performs an analysis of the remaining life depreciation rates. In 2006, depreciation rates for digital switching equipment and transport circuit equipment were reduced. The rate reductions resulted in decreased depreciation expense of $27 million, and an increase of $0.11 per basic and diluted share. The depreciation reductions were more than offset by incremental depreciation expense related to assets transferred to Embarq at spin-off and increased depreciation expense related to growth in plant assets in 2006. Depreciation rate studies in previous years resulted in an increase to 2005 depreciation expense of $10 million and a decrease to 2004 depreciation expense of $31 million.

Ordinary asset retirements, including asset removal costs, are charged against accumulated depreciation with no gain or loss recognized. Repair and maintenance costs are expensed as incurred.

Embarq evaluates PP&E for impairment whenever indicators of impairment exist. Accounting standards require that if an impairment indicator is present, Embarq must assess whether the carrying amount of the asset is recoverable by estimating the sum of the future cash flows expected to result from the asset without interest charges. If the carrying amount is more than the recoverable amount, an impairment charge must be recognized based on the fair value of the asset.

Network assets principally consist of metallic cable and wire facilities, fiber optic cable facilities, switching equipment, conduit, poles and other central office equipment. Asset lives generally range from 3 to 30 years.

Buildings and improvements principally consist of owned general office facilities and leasehold improvements. Asset lives generally range from 5 to 30 years.

Administrative and other assets principally consist of furniture, information technology equipment and vehicles. Asset lives generally range from 3 to 15 years.

Embarq capitalizes software in accordance with American Institute of Certified Public Accountants Statement of Position 98-1 Accounting for the Costs of Computer Software developed or obtained for Internal Use and EITF Issue No. 97-13 Accounting for Costs Incurred in Connection with a Consulting Contract or an Internal Project that Combines Business Process Reengineering and Information Technology Transformation.

Embarq’s gross property, plant and equipment aggregated by asset type were as follows:

	As of December 31,

	2006	2005

	(millions)
Network assets	$18,503	$17,993
Buildings and improvements	1,006	929
Administrative and other assets	1,296	862

Gross property, plant and equipment	$20,805	$19,784

Goodwill

Embarq accounts for goodwill in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in business combinations accounted for as purchases. The book value of goodwill was $27 million at December 31, 2006 and 2005 with $11 million related to acquisitions completed by Centel, a subsidiary of Embarq. The remaining $16 million was related to various other Embarq businesses. Embarq evaluates goodwill for impairment on an annual basis and whenever events or circumstances indicate that these assets may be impaired. Embarq determines impairment by comparing net assets of the reporting unit to the respective fair value. In the event the unit’s net assets exceed its fair value, an implied fair value of goodwill must be determined by assigning the unit’s fair value to each asset and liability of the unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. An impairment loss is measured by the difference between the goodwill carrying value and the implied fair value.

Derivatives

Embarq recognizes derivative instruments as either assets or liabilities in the Consolidated Balance Sheets and measures those instruments at fair value in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities as Amended. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income (loss) depending on the use of the derivative and whether it qualifies for hedge accounting.

Embarq uses derivative instruments only for hedging and risk management purposes. Hedging activity may be done for the purpose of mitigating the risks associated with an asset, liability, committed transaction or probable forecasted transaction. Embarq is primarily exposed to the market risk associated with unfavorable movements in interest rates. Embarq does not enter into derivative transactions for speculative or trading purposes.

At inception and on an on-going basis, Embarq assesses whether each derivative that qualifies for hedge accounting continues to be highly effective in offsetting changes in the cash flows of the hedged item. If and when a derivative instrument is no longer expected to be highly effective, hedge accounting is discontinued. Hedge ineffectiveness, if any, is included in current period earnings.

Restructuring and Employee Termination Benefits

Embarq accounts for employee termination and other exit costs that are part of an organized restructuring plan in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Employee termination benefits that are not directly associated with an organized restructuring plan are recorded in accordance with SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination and SFAS No. 112, Employers’ Accounting for Postemployment Benefits.

Asset Retirement Obligations

Embarq records ARO in accordance with SFAS No. 143, Accounting for Asset Retirement Obligations. FIN 47, Accounting for Asset Retirement Obligations, was issued in 2005, which interprets the application of SFAS No. 143. FIN 47 requires the recognition of a liability for legal obligations to perform an asset retirement activity in which the timing and/or method of the settlement are conditioned on a future event. Embarq adopted FIN 47 in the fourth quarter of 2005. Adoption resulted in the recognition of an ARO for environmental remediation requirements and contractual obligations for which estimated settlement dates can be determined. An ARO liability exists, but was not recognized, in situations where Embarq has been granted easements and rights-of-way by the United States government, municipalities and private landowners to route its cable facilities. Most cable facilities are buried, however, some metallic and fiber cable are above-ground on company-owned poles. Embarq also contracts with other utilities to connect cable and wire to their poles. An estimated settlement date for these obligations is indeterminate. The ARO recorded is comprised of removal and disposal of the asbestos in company buildings, removal and environmental cleanup of fuel storage tanks used in standby power supply systems and decommissioning of leased building spaces. Upon adoption in the fourth quarter of 2005, an ARO liability of $28 million, an ARO asset of $4 million and a cumulative effect of change in accounting principle, net, of $16 million was recorded. The ARO liability has been included in “Other noncurrent liabilities” and the ARO asset has been included in “Property, plant and equipment” on the Consolidated Balance Sheets.

The following table illustrates the effect on net income and other noncurrent liabilities assuming Embarq had adopted the provisions of FIN 47 during 2004.

For the Year Ended December 31, 2004

(millions)
Net income
As reported	$917
Pro forma amounts reflecting the accounting change applied retroactively	915
Other noncurrent liabilities Adjustments
As reported	$57
Pro forma amounts reflecting the accounting change applied retroactively	83

In 2006, Embarq did not have any material additions to its ARO. The estimated settlement date for the ARO that was associated with the company’s cable facilities remained indeterminate at the end of 2006. Therefore, a liability has not been recognized. The activity related to the liability associated with this ARO was as follows:

For the Year Ended December 31, 2006

(millions)
Beginning balance	$28
Accretion	2
Adjustments	(1)

Ending balance	$29

Legal and Other Contingent Liabilities

Embarq accrues loss contingencies for legal, environmental and other contingent liabilities in accordance with SFAS No. 5, Accounting for Contingencies.

Revenue Recognition

Total net operating revenue is comprised of revenue generated from voice, data, high-speed Internet, wireless service and product sales. Embarq recognizes operating revenues as services are rendered or as products are sold in accordance with SAB No. 104, Revenue Recognition. Certain service activation and installation fees are deferred and amortized over the average life of the customer. In addition, revenue with multiple deliverables, primarily related to wireless revenue, is recorded in compliance with EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. Embarq records revenue in accordance with EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus net as an Agent.

Universal Service Fund

During 2006, Embarq adopted EITF Issue No. 06-03, How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation). Embarq records Federal and State USF surcharges on a gross basis. The total amount of surcharges recorded in net operating revenue was as follows:

	For the Years Ended December 31,

	2006	2005	2004

	(millions)
Federal and state USF surcharges	$98	$87	$79

Stock-based Compensation

Effective January 1, 2006, Sprint Nextel adopted SFAS No. 123R, Share-Based Payment, utilizing the modified prospective method. The revised standard requires the recognition of compensation cost of unvested common stock options granted to employees before January 1, 2003 which were outstanding as of January 1, 2006. The allocated impact of the adoption of this standard was immaterial to Embarq because Sprint Nextel had previously accounted for stock option grants in accordance with SFAS No. 123, Accounting for Stock Compensation, as amended by SFAS No. 148, Accounting for Stock Compensation – Transition and Disclosure, as of January 1, 2003 using the prospective method. Following the spin-off, Embarq implemented the provisions of SFAS No. 123R related to the options, nonvested restricted stock and nonvested restricted stock units held by its employees. Embarq recognizes compensation expense related to share-based awards with graded vesting that only having a service condition on a straight line basis as required by SFAS No. 123R. See Note 6, Stock-Based Compensation for additional information.

As the adoption of SFAS No. 123R was made using the modified prospective method, no retrospective application of net income is required for awards granted prior to January 1, 2003 that were vested in prior years. The following table illustrates the pro forma effect, net of tax, had such awards been expensed under the fair value recognition provisions of SFAS No. 123R:

	For the Years Ended December 31,

	2005	2004

Net income, as reported	$878	$917
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	31	28
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(35)	(38)

Pro forma net income	$874	$907

Advertising Expense

Embarq recognizes advertising expenses as incurred. These expenses include production, media and other promotional and sponsorship costs. Advertising expenses totaled $103 million, $78 million and $66 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Leases

Embarq accounts for capital and operating leases in accordance with SFAS No. 13, Accounting for Leases.

Income Taxes

Before spin-off, Embarq’s operations were included in the consolidated federal income tax return and certain unitary or combined state income tax returns of Sprint Nextel. In accordance with Sprint Nextel’s tax sharing arrangement, income tax expense was recorded and charged to Embarq on the basis of filing separate returns in each taxing jurisdiction. After spin-off, Embarq is subject to income taxes as a stand alone entity. Embarq accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. See Note 7, Income Taxes, for additional information.

Earnings per Common Share

Pro forma basic and diluted earnings per common share were computed by dividing net income by the number of pro forma basic and diluted weighted average common shares outstanding for the year to date period ended December 31, 2006. For purposes of calculating pro forma basic weighted average common shares outstanding, Embarq assumed the shares issued at the spin-off of 149.1 million shares to be outstanding from the period from January 1, 2006 through May 17, 2006. For purposes of calculating pro forma diluted weighted average common shares outstanding, Embarq assumed potentially dilutive securities at the spin-date to be dilutive for the period January 1, 2006 through May 17, 2006.

The dilution effect as of December 31, 2006 of 1.2 million common shares was primarily related to outstanding stock options and restricted stock units. Approximately 3.3 million stock options had an exercise price that was above the average market price of Embarq stock during 2006. As such, these amounts were not included in the computation of diluted earnings per share.

Note 2. Debt and Financial Instruments

In connection with the spin-off, Embarq issued senior notes in an aggregate amount of $4.5 billion. The senior notes mature in three tranches, with the earliest maturity in 2013. In addition to the senior notes issued, Embarq entered into a credit agreement with certain financial institutions. The credit agreement expires in May 2011 and consists of a $1.6 billion term facility and a $1.5 billion revolving credit facility, with a $200 million sub-limit for letters of credit. As of May 17, 2006, Embarq had $2.1 billion of direct borrowings under the credit agreement. As of December 31, 2006, Embarq had $1.3 billion of direct borrowings under the credit agreement, consisting of a $200 million under the revolving credit facility and $1.1 billion under the term facility, as well as letters of credit outstanding of $19.4 million.

The credit agreement provides for interest rates equal to a base rate or London Interbank Offered Rate (LIBOR) plus an applicable margin. The applicable margin is based on Embarq’s non-credit enhanced long-term senior unsecured debt rating. The credit agreement includes customary covenants that, among other things, require Embarq to maintain certain financial ratios and restrict its ability to incur additional indebtedness.

Embarq’s long-term debt as of December 31, 2006 and 2005, respectively, was as follows:

			As of December 31,

	Interest Rate	Maturing	2006	2005

			(millions)
Credit agreement	5.9%	2011	$1,310	$-
Senior notes
Notes due 2013	6.7%	2013	1,000	-
Notes due 2016	7.1%	2016	2,000	-
Notes due 2036	8.0%	2036	1,485	-
Other	6.8% to 9.8%	2007 to 2025	663	1,125

			6,458	1,125
Current maturities of long-term debt			(37)	(2)

Total long-term debt			$6,421	$1,123

Various subsidiaries of Embarq have outstanding first mortgage bonds or unsecured debentures. This debt is included in “Other” in the preceding table. Each issue of first mortgage bonds is secured by substantially all of the property, plant and equipment of the issuing subsidiary. In the aggregate, approximately 65% of Embarq’s property, plant and equipment is pledged to secure one or more issues of first mortgage bonds. As of December 31, 2006, approximately $463 million of first mortgage bonds were outstanding.

Embarq was in compliance with all applicable financial covenants associated with Embarq’s borrowings.

Scheduled principal payments subsequent to December 31, 2006 are as follows:

(millions)

2007	$37
2008	99
2009	2
2010	2
2011	1,310
Thereafter	5,008

$6,458

In anticipation of issuing its senior notes at the time of spin-off, Embarq took steps in the 2005 fourth quarter to limit its interest rate risk by entering into hedge transactions. On May 12, 2006, the hedge instruments entered into in 2005 were terminated. At December 31, 2006, there were no outstanding derivatives.

The accumulated other comprehensive income (loss) associated with these hedges was $51 million, $30 million net of tax, and was amortized using the effective interest method and reclassified to interest expense as a yield adjustment of the hedged semi-annual interest payment for ten years. As of December 31, 2006, Embarq reclassified approximately $3 million as a reduction of interest expense.

Fair Value of Financial Instruments

Estimated fair values of the long-term debt are $6.6 billion and $1.3 billion as of December 31, 2006 and 2005, respectively. The estimated fair value of Embarq’s long-term debt reflects the present value of estimated future cash flows using a discount rate based on the risks involved. The carrying value of Embarq’s other financial instruments, primarily cash and equivalents, accounts receivable and accounts payable approximate fair value as of December 31, 2006 and 2005 due to their short-term nature. Embarq has no significant concentrations of credit risk related to its accounts receivable.

Note 3. Comprehensive Income

Comprehensive income consisted of net income and other gains and losses affecting equity and retained earnings that, under generally accepted accounting principles, were excluded from net income.

	For the Years Ended December 31,

	2006	2005	2004

	(millions)
Net income	$784	$878	$917
Cash flow derivatives, net of tax	39	(9)	-
Amortization of cash flow derivatives, net of tax	(1)	-	-
Net minimum pension liability adjustment, net of tax	-	6	20
Other	-	-	(1)

Comprehensive income	$822	$875	$936

Note 4. Restructuring and Asset Impairments

Restructuring Activity

In the 2006 first quarter, Embarq completed a restructuring program with the goal of improving its cost structure. The restructuring resulted in a $30 million charge, due to severance for approximately 420 employees. Of this $30 million, $20 million is reflected as costs of services and $10 million as selling, general and administrative expense in the accompanying Consolidated Statements of Operations. The restructuring resulted in $26 million in increased expense for the Telecommunications segment and $4 million for the Logistics segment. Approximately $24 million in severance payments were made during 2006.

In the 2003 fourth quarter, Sprint Nextel undertook an initiative to more effectively and efficiently use its asset portfolio to create customer-focused communications solutions and to create a more efficient cost structure. As decisions were made to meet this specific goal, allocated charges were recognized for severance costs associated with work force reductions. As of December 31, 2005, all costs associated with the restructuring event were incurred.

The following table summarizes the changes in the restructuring liabilities for the years ended December 31, 2006, 2005 and 2004.

(millions)
Liability as of January 1, 2004	$18
Severance charge	40
Severance payments	(43)

Liability as of December 31, 2004	15
Severance charge	(1)
Severance payments	(11)
Adjustments	(3)

Liability as of December 31, 2005	-
Severance charge	30
Severance payments	(24)

Liability as of December 31, 2006	$6

Impairments

In 2005, Embarq recorded $80 million in allocated asset impairment of which, $77 million resulted from the abandonment of a network monitoring software application. No impairments occurred during 2006.

Note 5. Employee Benefit Plans

Assets and liabilities recognized in the Consolidated Balance Sheets as of December 31, 2006 and 2005 relating to Embarq’s various employee benefit plans are as follows:

	As of December 31,
	2006	2005
	(millions)
Prepaid pension asset	$-	$219

Benefit plan obligations
Pension liability	$26	$-
Postretirement benefit liability	557	741
Other benefit obligations	102	52

Total	$685	$793

Defined Benefit Pension Plans

Embarq sponsors a noncontributory defined benefit pension plan. Pension benefits for plan participants represented by a collective bargaining agent are based on negotiated schedules. All other participants’ pension benefits are based on each individual participant’s years of service and compensation. Embarq uses a December 31 measurement date for the plan.

Before spin-off, a substantial number of Embarq’s employees were covered by a similar defined benefit pension plan sponsored by Sprint Nextel. Embarq was allocated plan assets, benefit obligations and net periodic benefit costs relating to individuals that could be identified as directly supporting Embarq.

As of December 31, 2005, Embarq had recognized in its Consolidated Balance Sheet a $917 million additional minimum pension liability, or AMPL, and an $80 million intangible pension asset. The AMPL adjustment represented Embarq’s allocable share of the excess of unfunded accumulated benefit obligation over plan assets and accrued pension costs relating to Sprint Nextel’s plan as a whole. The intangible pension asset represented Embarq’s allocable share of unrecognized prior service costs relating to Sprint Nextel’s plan as a whole. Sprint Nextel determined these amounts in accordance with SFAS No. 87, Employers’ Accounting for Pensions. The recognition of the AMPL and intangible asset resulted in a net debit to accumulated other comprehensive income (loss) of $837 million, or $516 million, net of related deferred taxes.

Concurrent with the spin-off, Embarq established its own pension plan. Embarq initially measured the plan at May 17, 2006 based on actual plan assets transferred to Embarq effective upon spin-off and the actual plan participants and their respective accrued benefits. Upon measurement of the pension plan, Embarq was transferred an additional $326 million in pension obligation from Sprint Nextel, which was recognized through paid in capital. Also upon this measurement, Embarq’s pension plan assets exceeded the accumulated benefit obligation and required the elimination of the AMPL recorded at December 31, 2005.

The following table presents information related to the defined benefit pension plan, including a reconciliation of the asset or liability recognized as of December 31, 2006, 2005 and 2004, the net periodic benefit costs recognized for those years as well as other information specific to the plan.

Defined Benefit Pension Plan

(millions)

		Asset/(Liability) Recognized
	Pension Cost Recognized	Projected Benefit Obligation	Plan Assets	Funded Status	Unrecognized Net Loss	Unrecognized Prior Service Cost	Unamortized Transition Asset	Net Amount Recognized Before OCI	Other Comprehensive Income Recognized	Net Amount Recognized After OCI
December 31, 2003 balance	-	-	-	-	-	-	-	1,062	(972)	90
2004 allocated cost	36	-	-	-	-	-	-	(36)	-	(36)
Allocated employer contributions	-	-	-	-	-	-	-	70	-	70
Allocated SFAS No. 87 AMPL	-	-	-	-	-	-	-	-	33	33
Total	36
December 31, 2004 balance		-	-	-	-	-	-	1,096	(939)	157
2005 allocated cost	39	-	-	-	-	-	-	(39)	-	(39)
Allocated employer contributions	-	-	-	-	-	-	-	79	-	79
Allocated SFAS No. 87 AMPL	-	-	-	-	-	-	-	-	22	22
Total	39
December 31, 2005 balance		-	-	-	-	-	-	1,136	(917)	219
2006 allocated cost (pre-spin)	20	-	-	-	-	-	-	(20)	-	(20)
Impact of spin from Sprint Nextel	-	-	-	-	-	-	-	(326)	917	591
May 17, 2006 balance	-	(3,115)	3,089	(26)	743	74	(1)	790	-	790
Service cost	31	(31)	-	(31)	-	-	-	(31)	-	(31)
Interest cost	120	(120)	-	(120)	-	-	-	(120)	-	(120)
Expected return on plan assets	(166)	-	-	-	166	-	-	166	-	166
Amortization of prior service cost	10	-	-	-	-	(10)	-	(10)	-	(10)
Amortization of actuarial losses	24	-	-	-	(24)	-	-	(24)	-	(24)
Employer contributions (1)	-	-	-	-	-	-	-	-	-	-
Actual return on plan assets	-	-	249	249	(249)	-	-	-	-	-
Benefit payments	-	104	(104)	-	-	-	-	-	-	-
Actuarial losses	-	(83)	-	(83)	83	-	-	-	-	-
Plan amendments (2)	-	(15)	-	(15)	-	15	-	-	-	-
Adoption of SFAS No. 158 (3)	-	-	-	-	-	-	-	-	(797)	(797)
Total/December 31, 2006 balance	39	(3,260)	3,234	(26)	719	79	(1)	771	(797)	(26)

(1)	The defined benefit pension plan is funded well in excess of minimum required funding standards under the Employee Retirement Income Security Act. Accordingly, no contributions were made in 2006. Embarq is currently planning to contribute approximately $60 to $75 million to the plan in 2007.

(2)	Plan amendments were a result of collective bargaining agreement renewals, which impacted certain union employee benefit schedules.

(3)	Embarq adopted SFAS No. 158 on December 31, 2006. This standard requires the pension obligation recognized equal the funded status of the plan as measured by the difference between the projected benefit obligation and the plan asset value, resulted in an increase in the obligation of $797 million. In combination with the associated deferred tax impact of $307 million, this adjustment reduced stockholder’s equity by $490 million. The accumulated benefit obligation at December 31, 2006 was $3.15 billion, which was less than the fair value of plan assets. Accordingly, no additional minimum pension liability was required prior to the adoption of SFAS No. 158.

Plan Asset Allocations:	Actual	Targeted	Expected Future Benefit Payments (millions):
Equity securities	64%	50% to 65%	2007	$175
Debt securities	15%	15% to 30%	2008	177
Real estate	11%	5% to 15%	2009	180
Other	10%	5% to 15%	2010	183

Total	100%	100%	2011	187

			2012-2016	1,012

Postretirement Benefit Plans

Embarq provides postretirement benefits, principally medical and life insurance, to its eligible former employees. The plans allow eligible employees retiring before certain dates to benefits at no cost, or at a reduced cost. Employees retiring after certain dates are eligible for benefits on a shared cost basis. Embarq generally funds and expects to continue funding its postretirement obligations as benefits are paid. Embarq uses a December 31 measurement date for the plans.

Before spin-off, a substantial number of Embarq’s employees were covered by similar postretirement benefit plans sponsored by Sprint Nextel. Embarq was allocated plan assets, benefit obligations and net periodic benefit costs relating to individuals that could be identified as directly supporting Embarq.

During the year ended December 31, 2004, Sprint Nextel amended certain retiree medical plans to standardize the plan design effective January 1, 2005, eliminating differences in benefit levels. These amendments reduced allocated benefit costs by $5 million.

During the year ended December 31, 2005, Sprint Nextel eliminated prescription drug benefits for Medicare eligible employees, replacing them with a $500 annual reimbursement of Medicare premiums effective, 2006. This change necessitated a remeasurement of retiree medical cost for the year ended December 31, 2005. The impact of this change was a $12 million reduction of allocated benefit costs.

Concurrent with the spin-off, Embarq established its own postretirement benefit plans. Embarq initially measured the plans at May 17, 2006 based on actual plan assets transferred to Embarq upon spin-off and the actual plan participants and their respective accrued benefits. Upon the measurement, Embarq was transferred an additional postretirement liability of $16 million from Sprint Nextel, which was recognized through paid in capital.

The following table presents information related to the postretirement benefit plans, including a reconciliation of the individual plan asset or liability recognized as of December 31, 2006, 2005 and 2004, including net periodic benefit costs recognized for those years as well as other information specific to the plans.

Postretirement Benefits

(millions, except allocation percentages)

		Asset/(Liability) Recognized
	Postretirement Benefit Cost Recognized	Accumulated Projected Benefit Obligation	Plan Assets	Funded Status	Unrecognized Net Loss	Unrecognized Prior Service Cost	Unamortized Transition Asset	Net Amount Recognized Before OCI	Other Comprehensive Income Recognized	Net Amount Recognized After OCI
December 31, 2003 balance		-	-	-	-	-	-	(796)	-	(796)
2004 allocated cost	31	-	-	-	-	-	-	(31)	-	(31)
Allocated benefit payments	-	-	-	-	-	-	-	50	-	50
Total December 31, 2004 balance	31	-	-	-	-	-	-	(777)	-	(777)
2005 allocated cost	14	-	-	-	-	-	-	(14)	-	(14)
Allocated benefit payments	-	-	-	-	-	-	-	50	-	50
Total December 31, 2005 balance	14	-	-	-	-	-	-	(741)	-	(741)
Allocated cost	2	-	-	-	-	-	-	(2)	-	(2)
Allocated benefit payments	-	-	-	-	-	-	-	18	-	18
Impact of spin from Sprint Nextel	-	-	-	-	-	-	-	(16)	-	(16)
May 17, 2006 balance	-	(601)	43	(558)	173	(350)	(6)	(741)	-	(741)
Service cost	5	(5)	-	(5)	-	-	-	(5)	-	(5)
Interest cost	23	(23)	-	(23)	-	-	-	(23)	-	(23)
Expected return on plan assets	(2)	-	-	-	2	-	-	2	-	2
Amortization of prior service cost	(37)	-	-	-	-	37	-	37	-	37
Amortization of actuarial losses	11	-	-	-	(11)	-	-	(11)	-	(11)
Employer contributions	-	-	27	27	-	-	-	27	-	27
Actual return on plan assets	-	-	4	4	(4)	-	-	-	-	-
Benefit payments	-	28	(28)	-	-	-	-	-	-	-
Actuarial gains or losses	-	(2)	-	(2)	2	-	-	-	-	-
Adoption of SFAS No. 158 (1)	-	-	-	-	-	-	-	-	157	157
Total/December 31, 2006 balance	2	(603)	46	(557)	162	(313)	(6)	(714)	157	(557)

(1)	Embarq adopted SFAS No. 158 on December 31, 2006. This standard requires the postretirement benefit obligation recognized equal the funded status of the plan as measured by the difference between the accumulated projected benefit obligation and the plan asset value, resulted in a decrease in the obligation of $157 million. In combination with the associated deferred tax impact of $59 million, this adjustment increased stockholder’s equity by $98 million.

Plan Asset Allocations:		Expected Future Benefit Payments:
Equity securities	64%	2007	$58

Debt securities	36%	2008	54

Total	100%	2009	54

		2010	53

		2011	53

		2012-2016	257

Defined Benefit Pension and Postretirement Benefit Cost Summary

In addition to the net periodic benefit costs reflected in the preceding tables, before the spin-off, Embarq was also allocated net periodic benefit costs resulting from Sprint Nextel corporate employees who indirectly supported Embarq’s operations. Indirect allocated charges were funded on a current basis and therefore not reflected in Embarq’s benefit plan assets or obligations. See Note 9, Related Party Transactions, for more information on these types of charges. The following table summarizes all benefit plan costs reflected in Embarq’s Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004.

	For the Years Ended December 31,

	2006	2005	2004
	(millions)
Defined Benefit Pension Cost
Pre spin-off allocated - direct	$20	$39	$36
Pre spin-off allocated - indirect	-	25	21
Post spin-off	19	-	-

Total	$39	$64	$57

Postretirement Benefit Cost
Pre spin-off allocated - direct	$2	$14	$31
Pre spin-off allocated - indirect	-	2	2
Post spin-off	-	-	-

Total	$2	$16	$33

Plan Assumptions and Other Information

Accounting for long term obligations such as defined benefit pension and postretirement benefit obligations requires the use of certain assumptions. Embarq developed assumptions used to calculate the discount rate based on a hypothetical portfolio of bonds rated AA- or better that produced a cash flow matching the projected benefit payments of the plan. The expected rate of future pay raises was based on a weighted-average of past experience and industry peer group survey data. The expected long-term return on plan assets was determined by considering forward-looking estimates of the expected long-term returns for a portfolio invested according to the pension trust’s target investment policy. Health care costs increases and assumed health care cost trends were developed per review of surveys of employers’ expectations of medical cost increases and to a spot survey of the retiree medical inflation assumptions expected to be used by other plan sponsors.

Defined Benefit Pension Plan		Postretirement Benefit Plans
Discount rate	6.10%	Discount rate	6.10%
Expected rate of future pay raises	4.00%	Health care cost increases assumed for 2007	8.60%
Expected return on plan assets	8.75%	Assumed health care cost trend rate decline	5.00%
		Year rate reached ultimate trend rate	2012

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% change in assumed health care cost trend rates would have the following effects:

Health Care Cost Trend Rate Sensitivity:	(millions)
Effect on service and interest cost - 1% increase	$1
Effect on service and interest cost - 1% decrease	(1)
Effect on APBO - 1% increase	30
Effect on APBO - 1% decrease	(26)

Subsequent to the adoption of SFAS No. 158, the amount recognized in accumulated other comprehensive income (loss) related to Embarq’s defined benefit pension plan and postretirement benefit plans was equivalent to the unrecognized net loss, unrecognized prior service cost (credit) and the unamortized transition asset for each respective plan at December 31, 2006. The total amount of amortization related to these items that are expected to be recognized into net periodic benefit cost in 2007 is as follows:

	Defined Benefit Pension Plan	Postretirement Benefits

	(millions)
Amortization of net losses	$35	$16
Amortization of prior service cost (credit)	16	(57)
Amortization of net transition asset	-	1

Defined Contribution Plan

Embarq employees participate in defined contribution employee savings plans. Participants may contribute portions of their pay to the plans. Embarq matched contributions for non-union employees and union-represented employees in cash. For certain other union-represented employees, Embarq matched contributions in company stock. Embarq may, at the discretion of the Employee Benefits Committee, and subject to a respective collective bargaining agreement provide matching contributions based on the performance of Embarq compared stock to the Dow Jones US Telecommunications Total Return Index. The matching contribution was equal to 28% of participants’ contributions, up to 6% of their pay, from the date of spin-off through December 31, 2006. Embarq recognized expense of $8 million for the year ending December 31, 2006 relating to these contributions.

Before spin-off, Embarq employees participated in a similar plan sponsored by Sprint Nextel with similar matching contributions. Until spin-off in 2006, Sprint Nextel matched participants’ contributions in cash. Prior to 2006, Sprint Nextel matched participants’ contributions in Sprint Nextel stock. Embarq recognized allocated contribution charges of $5 million for the pre-spin-off 2006 period, $15 million in 2005 and $21 million in 2004.

Other Benefit Obligations

Other benefit obligations recognized in the Consolidated Balance Sheets, mainly represent certain post-employment liabilities recognized in accordance with SFAS No. 112, Employers’ Accounting for Postemployment Benefits. These benefits mainly related to certain short and long-term disability obligations. Additionally, other benefit obligations include a non-qualified defined benefit plan to provide supplemental retirement benefits for certain executives.

Note 6. Stock-based Compensation

Under Embarq’s stock-based compensation plan, Embarq issued stock options and nonvested stock and stock units, or otherwise referred to as restricted stock and restricted stock units.

Spin-off from Sprint Nextel

The employee matters agreement provided that at spin-off, Sprint Nextel options held by Embarq employees would be converted into options to purchase shares of Embarq common stock. At spin-off, Embarq employees held 15.2 million Sprint Nextel stock options which were converted, using the Embarq price ratio, into 8.2 million Embarq stock options. These options had substantially the same terms and conditions as the terms and conditions of the underlying Sprint Nextel options.

Additionally, in connection with the spin-off and following the conversion, a special equity award of Embarq restricted stock units was granted to certain Embarq employees who had their Sprint Nextel options converted into Embarq options. These awards vest over a three year service period and were valued at the closing market value of Embarq stock on the first business day following the grant date, which was not a business day. The first business day following the grant date was May 22, 2006.

Under the guidance in SFAS No. 123R, Share-based Payment, a modification event occurs when there is a change in any of the terms or conditions of a share-based payment award, which includes the spin-off of a business entity. Accordingly, Embarq’s spin-off from Sprint Nextel qualified as a modification event and required Embarq to determine incremental compensation expense, if any, resulting from the modification event. Incremental compensation cost was determined by comparing the fair value of the Sprint Nextel options held by Embarq employees immediately before the spin-off as compared to the fair value of the Embarq options and restricted stock units immediately after the spin-off.

The fair value of the converted Embarq options and the special equity award was less than that of the former Sprint Nextel options as determined using the Black-Scholes-Merton model and the assumptions below:

	Sprint Nextel	Embarq

Weighted average underlying stock price	$24.43	$45.40
Weighted average exercise price	$27.52	$51.15
Weighted average expected volatility	24.28%	22.24%
Weighted average risk-free interest rate	4.98%	4.98%
Weighted average expected dividend yield	0.41%	4.43%
Weighted average expected term (years)	4.43	4.43

Pursuant to the employee matters agreement, Sprint Nextel and Embarq employees retained any restricted stock and restricted stock units issued by Sprint Nextel. In addition, the holders of these awards were issued pro rata one Embarq award for every 20 Sprint Nextel awards held. The terms and conditions of the Embarq awards were substantially the same as the terms and conditions of the corresponding Sprint Nextel awards and vest over the remaining term of the Sprint Nextel awards. A total of 0.4 million restricted stock units and a minimal amount of restricted stock were issued.

In accordance with the chief executive officer’s employment agreement, previously granted Sprint Nextel restricted stock units were converted into Embarq restricted stock units. This resulted in the issuance of 84,482 Embarq restricted stock units at spin-off. These restricted stock units vest three years from the effective date of his employment agreement.

Share-based Payment Plans

Under the Embarq Corporation 2006 Equity Incentive Plan, Embarq can grant a wide range of awards related to Embarq common stock, including stock options, restricted stock awards, restricted stock units, stock appreciation right awards, performance share awards and performance unit awards to Embarq’s directors and employees. Under the 2006 Plan, 24.5 million common shares were reserved for issuance, of which approximately 12.7 million common shares remained available at December 31, 2006. The Compensation Committee of the Board of Directors of Embarq (the Compensation Committee) may award options to purchase common stock and set all the terms and conditions of the options, except that the option exercise price per share shall be no less than the fair market value of a share of common stock on the date of grant. For grants made in 2006, the 2006 Plan provided that the per share fair market value is determined based on the average of the high and low trading prices per share of Embarq common stock on the date in question. In addition, the Compensation Committee has discretion to set the vesting schedule for the options which can have a term not to exceed ten years and may establish the terms and conditions of the awards including the satisfaction of performance goals.

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

Employee Stock Purchase Plan

Starting in the fourth quarter of 2006, Embarq began offering an Employee Stock Purchase Plan, which allows eligible employees to deduct up to 20% of eligible compensation to purchase common shares of stock at a price equal to 90% of its market value on the last trading day of each quarter. The aggregate number of shares an employee may purchase cannot exceed 15 thousand shares or equivalent to $25 thousand in any calendar year, subject to limitations imposed by Section 423 of the Internal Revenue Code.

As of December 31, 2006, approximately $1.5 million had been withheld to purchase common shares and $0.2 million was recognized as compensation expense. Under this plan, 0.9 million common shares were reserved for issuance, of which approximately 0.8 million remained available at December 31, 2006.

2006 Annual Long-Term Incentive Program

On July 28, 2006, approximately 1.7 million stock options and 0.7 million restricted stock units were granted to executive officers and other employees as part of Embarq’s 2006 annual long-term incentive program. The fair value of these awards was computed using the Black-Scholes-Merton model for stock options and the average of the high and low stock price for the restricted stock units. The fair value for the stock options was $8.17 per option and $45.06 per unit for the restricted stock units. The significant assumptions used to calculate the fair value of the stock options issued in connection with this plan were as follows:

Underlying stock price	$45.06
Exercise price	$45.06
Expected volatility	23.61%
Risk-free interest rate	4.92%
Expected dividend yield	4.46%
Expected term (years)	5.88

Stock-Based Compensation Expense

As required under SFAS No. 123R, an analysis was performed of the stock-based compensation awards issued and converted in connection with the spin-off. As no incremental value was created due to the stock option conversion and the issuance of the special equity awards, compensation expense continues to be recognized by Embarq after the spin-off using the fair value originally computed by Sprint Nextel at each award’s respective grant date.

Certain Embarq employees hold nonvested Sprint Nextel restricted stock and restricted stock units. Even though the stock is issued by Sprint Nextel, Embarq is required to recognize compensation expense related to these awards as Embarq receives the benefits of the employees’ services. The fair value of each restricted stock unit award was calculated using the average of the high and low price of Sprint Nextel stock on the day of grant. Upon review of the pre and post spin-off values of the restricted stock and restricted stock units, it was determined that minimal incremental grant date fair value was created. As such, Embarq recognized the incremental value related to these awards, as well as the remaining value of the Sprint Nextel awards, over the remaining vesting period.

Before the spin-off, stock-based compensation expense was allocated to Embarq by Sprint Nextel. This allocation was based on the total Embarq employee headcount as a percentage of Sprint Nextel’s total employees. After the spin-off, stock-based compensation expense was calculated on the direct method based on each employee’s individual grant.

A summary of the total allocated and direct compensation expense and tax benefit was as follows:

	For the Years Ended December 31,

	2006	2005	2004

	(millions)
Compensation Expense
Pre spin-off allocated expense	$22	$49	$45
Post spin-off direct expense	31	-	-

Total	$53	$49	$45

Income Tax Benefit
Pre spin-off allocated expense	$8	$18	$16
Post spin-off direct expense	11	-	-

Total	$19	$18	$16

Elimination of Chief Operating Officer Position

On December 19, 2006, Embarq entered into a general release and agreement with the Chief Operating Officer, which eliminated that position. Embarq recognized $8 million of stock-based compensation expense and $2 million in other cash severance payments associated with this event.

The general release and agreement provided that Embarq will vest those portions of the former Chief Operating Officer’s 2006 equity grants that remain unvested at the end of his 18 month severance period, which included 43,043 stock option awards and 63,045 restricted stock unit awards. This was considered to be a modification of vesting terms requiring a revaluation of the modified awards. Of the total $8 million stock compensation charge recognized related to this event, approximately $3.7 million was the value associated with the modified awards. The fair value for the modified stock options was $11.37 per option and $51.22 per unit for the restricted stock units. The following are the assumptions used to value the modified awards.

Underlying stock price	$51.22
Exercise price	$45.06
Expected volatility	23.61%
Risk-free interest rate	4.70%
Expected dividend yield	3.93%
Expected term (years)	4.30

Stock Options

Embarq uses the Black-Scholes-Merton model to estimate the fair value of stock options. The underlying stock and exercise price was determined using the average of the high and low value of Embarq stock on the day of grant. The risk-free interest rate was determined using the yield available on the option grant date for a zero-coupon U.S. Treasury security with a term equivalent to the expected life of the option. The expected life for options granted during the year was determined by applying the simplified method as described by SAB No. 107, Share-Based Payment. The dividend yield was determined based upon estimated annual dividends and the fair value and shares outstanding of Embarq’s stock on the option grant date. Due to Embarq’s relatively short life as an independent company, the expected volatility was based on a blend of the historic and implied volatility of Embarq’s peer group. The estimated forfeiture rate was approximately 1% per year.

The weighted average fair value for all options converted or granted in 2006 was $13.62. A summary of the activity related to Embarq’s stock options for 2006 is presented below:

	As of December 31, 2006

	Shares Under Option	Weighted Average per Share Exercise Price

	(millions)
Beginning balance outstanding	-	$-
Granted	9.9	50.04
Exercised	(0.6)	35.18
Forfeited/expired	(0.1)	65.79

Ending balance outstanding	9.2	$51.04

The total amount of options exercisable and expected to vest, net of expected forfeitures, at December 31, 2006 was:

	Shares Under Option	Weighted Average per Share Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

	(millions)			(millions)
Exercisable	6.2	$55.93	3.52	$50.9

Expected to vest, net of expected forfeitures	3.0	$41.08	8.32	$34.4

Total cash received from the exercise of stock options in 2006 was $21.2 million. These exercised options had an intrinsic value of $8.1 million and resulted in a tax benefit of $3.0 million.

As of December 31, 2006, there was $20.6 million of total unrecognized compensation cost related to unvested stock options that is expected to be recognized over a weighted-average period of 1.0 years.

Restricted Stock Units

The fair value of each restricted stock unit award is calculated using the average of the high and low price of Embarq stock on the day of grant. The forfeiture rate for all units was 1% per year.

A summary of the activity related to the restricted stock units 2006 was as follows:

	As of December 31, 2006

	Unit Awards	Weighted Average Price per Unit Award

	(thousands)
Beginning balance outstanding	-	$-
Granted	1,993	43.86
Vested	(13)	45.40
Forfeited	(12)	43.56

Ending balance outstanding	1,968	$43.85

Approximately 0.7 million restricted stock units were granted during the third quarter of 2006 that had performance provisions which could result in the initial number of awards and corresponding compensation expense being increased up to 200% or decreased to zero. These performance provisions were based on specified financial results related to Embarq’s 2006 revenue and operating income before depreciation and amortization. As of December 31, 2006, it was probable that an additional 0.1 million restricted stock units will be granted due to the satisfaction of these performance provisions.

As of December 31, 2006, there was $30.2 million of total unrecognized compensation cost related to restricted stock units that is expected to be recognized over a weighted-average period of 1.4 years. The total fair value of restricted stock units vested as of December 31, 2006 was $0.6 million, which had a weighted average grant date fair value of $46.84 per unit.

Restricted Shares

The fair value of each restricted share award was calculated using the stock price at the date of grant. As of December 31, 2006, there was a minimal amount of nonvested stock outstanding which vest over a weighted average period of 0.1 years. Compensation expense and unrecognized compensation costs related to these awards were not significant.

Note 7. Income Taxes

For the periods before spin-off, Embarq’s operations were included in the consolidated federal income tax return and certain unitary or combined state income tax returns of Sprint Nextel. After the spin-off, Embarq became a separate, stand-alone taxable entity. Income taxes before the spin-off, however, were calculated and provided for by Embarq on a separate tax return basis where income taxes were paid to or received from Sprint Nextel.

The income tax expense (benefit) consisted of the following:

	For the Years Ended December 31,

	2006	2005	2004

	(millions)
Current income tax expense
Federal	$441	$461	$331
State	78	84	66

Total current	519	545	397

Deferred income tax expense (benefit)
Federal	(76)	10	148
State	(11)	5	17

Total deferred income tax expense (benefit)	(87)	15	165
Noncurrent income tax expense
Federal	16	15	6
State	2	3	1

Total noncurrent income tax expense	18	18	7

Total	$450	$578	$569

The differences that caused Embarq’s effective income tax rates to vary from the 35% federal statutory rate for income taxes related to continuing operations were as follows:

	For the Years Ended December 31,

	2006	2005	2004

	(millions)
Income tax expense at the federal statutory rate	$432	$515	$520
Effect of:
State income taxes, net of federal income tax effect	46	60	55
Nonrecurring federal and state deferred tax adjustments, net	(16)	-	-
Other, net	(12)	3	(6)

Income tax expense	$450	$578	$569

Effective income tax rate	36.5%	39.3%	38.3%

Nonrecurring deferred tax adjustments of approximately $16 million were required to properly reflect our deferred income tax liabilities. Other, net in 2006 includes $7 million in favorable deferred tax adjustments stemming from enacted state legislation.

Income tax expense (benefit) allocated to other items was as follows:

	For the Years Ended December 31,

	2006	2005	2004

	(millions)
Cumulative effect of change in accounting principle	$-	$(10)	$-
Additional minimum pension liability (1)	321	9	11
Unrealized gain on investments (1)	24	(6)	1
SFAS No. 158 adoption (1)	(248)	-	-

(1)	These amounts have been recorded directly in accumulated other comprehensive income (loss).

Embarq recognizes deferred income taxes for the temporary differences between the carrying amounts of its assets and liabilities for financial statement purposes and their tax bases. The sources of the differences that give rise to deferred income tax assets and liabilities at year end 2006 and 2005, along with the income tax effect of each, were as follows:

	As of December 31,

	2006		2005

	Current	Noncurrent	Current	Noncurrent

	(millions)
Deferred Tax Assets
Postretirement and other benefits	$-	$261	$-	$196
Accruals and other liabilities	42	19	20	-
Stock based compensation	-	26	-	-
Net operating loss carryforward	-	8	-	6
Intangibles	-	33	-	-
Other, net	3	35	2	59

Total deferred tax assets before valuation allowance	45	382	22	261
Valuation allowance	-	(7)	-	(2)

Total deferred tax assets	45	375	22	259

Deferred Tax Liabilities
Property, plant and equipment	-	1,414	-	1,524

Total deferred tax liabilities	-	1,414	-	1,524

Current Deferred Tax Asset	$45	$-	$22	$-

Noncurrent Deferred Tax Liability	$-	$1,039	$-	$1,265

In conjunction with the spin-off, Sprint Nextel transferred to Embarq certain assets and liabilities, which resulted in the transfer or establishment of a net deferred tax liability of $53 million. This amount includes a deferred tax asset of $268 million related to the transfer from Sprint Nextel of property, plant, and equipment, customer transfers, postretirement obligations and other liabilities, offset by a $321 million deferred tax liability related to the elimination of the additional minimum pension liability.

At December 31, 2006, Embarq did not have any federal net operating loss carryforwards. However, Embarq had state net operating loss carryforwards of approximately $113 million. Related to these loss carryforwards are state tax benefits of $8 million before consideration of valuation allowance. The loss carryforwards expire in varying amounts through 2026.

Management believes it is more likely than not that these deferred income tax assets, net of the valuation allowance, will be realized based on current income tax laws and expectations of future taxable income stemming from the reversal of existing deferred tax liabilities or ordinary operations. Uncertainties surrounding income tax law changes, shifts in operations between state taxing jurisdictions and future operating income levels may, however, affect the ultimate realization of all or some of these deferred income tax assets. When Embarq evaluated these and other qualitative factors and uncertainties concerning its industry, it was determined that they provide continuing evidence requiring the valuation allowance, which we recognize related to the realization of the tax benefit of the net operating loss carryforwards as of December 31, 2006. Additionally, Embarq establishes reserves when, despite the belief that tax return positions are fully supportable, certain positions could be challenged, and the positions may not be fully sustained.

Note 8. Commitments and Contingencies

Litigation, Claims and Assessments

Sprint Nextel has identified seven former manufactured gas plant sites that may have been owned or operated by entities acquired by Embarq’s subsidiary, Centel, before the company was acquired by Sprint Nextel. These sites are not currently owned or operated by either Sprint Nextel or Embarq. On one site, Embarq is the current landowner and are working with the EPA pursuant to an administrative consent order. Expenditures pursuant to the order are not expected to be material. On two sites, Embarq is negotiating with the EPA as to whether clean up is required. On four sites, including two of the sites where EPA is involved, Centel has entered into agreements with another potentially responsible party to share costs. Further, Sprint Nextel has agreed to indemnify Embarq for most of any eventual liability arising from all seven of these sites.

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

Purchase Commitments

Embarq has minimum purchase commitments with various vendors through 2012. These outstanding commitments represent non-cancelable commitments to purchase goods and services, consisting primarily of network maintenance and equipment, information technology services, customer support provided by third parties and other expenses related to normal business operations. Outstanding minimum fixed purchase commitments to be paid in future years are as follows:

(millions)

2007	$98
2008	23
2009	12
2010	3
2011	-
Thereafter	-

Amounts actually paid will likely be higher due to variable components of certain agreements which include hours contracted, subscribers and other factors. The total amount of purchase commitments paid in 2006, 2005 and 2004 were approximately $17 million, $33 million and $32 million, respectively.

Leases

Embarq leases various equipment, office facilities, retail outlets, switching facilities, and other network sites. The non-cancelable portion of these leases ranges from monthly up to 30 years. These leases, with few exceptions, provide for automatic renewal options and escalations that are either fixed or based on the consumer price index. Any rent abatements, along with rent escalations, are included in the computation of rent expense calculated on a straight-line basis over the lease term. The lease term for most leases includes the initial non-cancelable term plus at lease one renewal period, as the exercise of the related renewal option or options is reasonably assured.

Embarq’s gross rental expense totaled $108 million, $82 million and $72 million for the years ended December 31, 2006, 2005 and 2004, respectively. As of December 31, 2006, our rental commitments for operating leases were as follows:

(millions)

2007	$36
2008	25
2009	20
2010	13
2011	9
Thereafter	17

Note 9. Related Party Transactions

Before the spin-off, Embarq provided and received a variety of services to and from Sprint Nextel that were considered related party transactions. The resulting revenues and expenses from these activities are summarized as follows:

	For the Years Ended December 31,

	2006	2005	2004

	(millions)
Transaction Description
Related party revenues	$138	$428	$411
Related party expenses	$488	$1,253	$1,209

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

All related party expenses were recorded as cost of services or selling, general and administrative, as appropriate for the nature of the transaction. After the spin-off, Sprint Nextel continues to provide services to Embarq through transition and commercial services agreements; however, these services are no longer considered related party transactions. See Note 1, Background, Basis of Presentation and Significant Accounting Policies, for more information on Embarq’s relationship with Sprint Nextel.

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

Note 10. Segment Information

Embarq has two segments, Telecommunications and Logistics. The chief operating decision maker determines resource allocation and assesses financial performance for these two segments. The Telecommunications segment consists primarily of regulated local phone companies operating in 18 states. This segment provides, both directly and through wholesale and sales agency relationships, local voice and data, high-speed Internet, nationwide long distance, wireless, satellite video and other services to customers within Embarq’s local service territories. The Telecommunications segment also provides access to Embarq’s local network and other wholesale communications services to other carriers. The Logistics segment engages in wholesale distribution of communications products and other services to third parties.

Embarq manages its segments to the operating income level. Items such as interest, other income and expense, or income taxes are managed at the consolidated level. The reconciliation for operating income to net income is shown on the face of the accompanying Consolidated Statements of Operations.

For previous years, Embarq reported two operating segments, Local and Product Distribution. During 2006, Embarq adopted as its operating segments Telecommunications in lieu of Local, and the Logistics segment in lieu of Product Distribution. The presentation of the Logistics segment was changed to align it with management’s view of the business. The primary difference between the Logistics segment and the former Product Distribution segment is that only revenues derived from sales to third parties, along with the related direct and allocated costs of those revenues, are presented in the Logistics segment. Consequently, segmental results of operations have been recast to reflect this change for 2005 and 2004.

The financial information by operating segment for the years ended December 31, 2006, 2005 and 2004, were as follows:

	Telecommunications	Logistics	Consolidated

	(millions)
2006
Total net operating revenues	$5,833	$530	$6,363
Related party revenues	124	14	138
Restructuring(1)	26	4	30
Non-recurring spin-off costs	113	3	116
Depreciation	1,016	11	1,027
Operating expenses	4,273	546	4,819
Operating income (loss)	1,560	(16)	1,544
Operating margin	27%	(3)%	24%
Capital expenditures	921	2	923
Total assets	8,896	195	9,091

2005
Total net operating revenues	$5,691	$563	$6,254
Related party revenues	374	54	428
Asset impairments(1)	80	-	80
Non-recurring spin-off costs	26	-	26
Depreciation	967	12	979
Operating expenses	4,098	604	4,702
Operating income (loss)	1,593	(41)	1,552
Operating margin	28%	(7)%	25%
Capital expenditures	823	5	828
Total assets	9,009	212	9,221

2004
Total net operating revenues	$5,739	$400	$6,139
Related party revenues	352	59	411
Restructuring charges(1)	40	-	40
Depreciation	960	12	972
Operating expenses	4,118	431	4,549
Operating income (loss)	1,621	(31)	1,590
Operating margin	28%	(8)%	26%
Capital expenditures	973	2	975
Total assets	9,139	190	9,329

(1)	See Note 4, Restructuring and Asset Impairment, for additional information.

Net operating revenues by services and products were as follows:

	Telecommunications	Logistics	Consolidated

	(millions)
2006
Voice	$4,346	$-	$4,346
Data	706	-	706
High-speed Internet	393	-	393
Wireless	7	-	7
Other	270	-	270

Service revenues	5,722	-	5,722
Product revenues	111	530	641

Total net operating revenues	$5,833	$530	$6,363

2005
Voice	$4,265	$-	$4,265
Data	657	-	657
High-speed Internet	310	-	310
Other	334	-	334

Service revenues	5,566	-	5,566
Product revenues	125	563	688

Total net operating revenues	$5,691	$563	$6,254

2004
Voice	$4,415	$-	$4,415
Data	609	-	609
High-speed Internet	219	-	219
Other	350	-	350

Service revenues	5,593	-	5,593
Product revenues	146	400	546

Total net operating revenues	$5,739	$400	$6,139

Note 11. Recently Issued Accounting Pronouncements

FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.    This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. Embarq will adopt this standard effective January 1, 2007 and expect the effect of this adoption to be insignificant to our financial position and results of operations.

SFAS No. 157, Fair Value Measurements.    This standard provides enhanced guidance for using fair value to measure assets and liabilities on the balance sheet by clarifying the definition of fair value and establishing a fair value hierarchy that prioritizes the information used to develop those assumptions. This standard does not expand the use of fair value in any new circumstances and is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. Embarq does not expect the adoption of this standard to have a material effect on its financial condition or results of operations.

Note 12. Sale of Exchanges

In the 2006 first quarter, Embarq finalized the sale of 13 exchanges including approximately 5,200 access lines in north central Kansas for approximately $18 million in cash. This sale resulted in a pre-tax gain of approximately $6 million and was reflected as a reduction of selling, general and administrative expense in the Consolidated Statements of Operations.

In the 2006 fourth quarter, Embarq finalized the sale of 12 exchanges in north central Kansas, serving approximately 5,400 access lines. Proceeds from this sale were approximately $17 million, which generated a pre-tax gain of $6 million. This gain was reflected as a reduction of selling, general and administrative expense in the Consolidated Statements of Operations.

Note 13. Quarterly Financial Data (Unaudited)

	2006 Quarters

	1st (1)	2nd (1)	3rd	4th

	(millions, except per share amount)
Net operating revenue	$1,561	$1,579	$1,606	$1,617
Operating Income	366	406	366	406
Net income	214	216	160	194
Basic earnings per share	1.44	1.45	1.07	1.30
Diluted earnings per share	1.42	1.44	1.06	1.28

(1)	Pro forma earnings per share information. See Note 1, Background, Basis of Presentation and Significant Accounting Policies, for additional information.

	2005 Quarters

	1st	2nd	3rd	4th

	(millions)
Net operating revenue	$1,527	$1,521	$1,603	$1,603
Operating Income	399	427	421	305
Income before cumulative effect of change in accounting principle	232	249	242	171
Net income	232	249	242	155

Note 14. Subsequent Events

Dividend Declaration

In February 2007, Embarq declared a dividend of $0.50 per share payable on March 31, 2007 to stockholders of record on March 9, 2007. The declaration and payment of future dividends to holders of Embarq common stock is at the discretion of Embarq’s board of directors, and depends upon many factors, including Embarq’s financial condition, results of operations, growth prospects, funding requirements, applicable law and other factors the board of directors deems relevant.

Stock-based Compensation

On February 22, 2007, Embarq’s Compensation Committee approved the grant of 0.9 million stock options and 0.7 million restricted stock units primarily related to the 2006 short-term and 2007 annual long-term incentive programs to executive officers and certain other employees. This will result in Embarq recognizing approximately $50 million in compensation expense over the life of the awards.

EMBARQ CORPORATION

SCHEDULE II—CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2006, 2005 and 2004

	Balance Beginning of Period	Charged to income	Other Deductions(1)	Balance End of Period

	(millions)
December 31, 2006
Allowance for doubtful accounts	$57	$55	$59	$53
Revenue reserve	$24	$36	$32	$28
Valuation allowance – Deferred tax asset	$2	$5	$-	$7
December 31, 2005
Allowance for doubtful accounts	$61	$54	$58	$57
Revenue reserve	$48	$60	$84	$24
Valuation allowance – Deferred tax asset	$2	$-	$-	$2
December 31, 2004
Allowance for doubtful accounts	$59	$68	$66	$61
Revenue reserve	$31	$48	$31	$48
Valuation allowance – Deferred tax asset	$2	$-	$-	$2

(1)	Accounts written off and billing disputes resolved, net of recoveries.