Form 10-Q
period 2007-03-31
Embarq CORP
filed 2007-05-02
CIK 1350031

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

COMMON SHARES OUTSTANDING AT APRIL 30, 2007:

COMMON STOCK: 151,064,558

Part I.

Item 1.

EMBARQ CORPORATION

CONSOLIDATED BALANCE SHEETS

(millions, except per share and treasury share data)

	As of March 31, 2007	As of December 31, 2006
	(Unaudited)
Assets
Current assets
Cash and equivalents	$46	$53
Accounts receivable, net of allowance for doubtful accounts of $56 and $53, respectively	629	660
Inventories, net	183	179
Prepaid expenses and other current assets	150	131

Total current assets	1,008	1,023
Gross property, plant and equipment	20,820	20,805
Accumulated depreciation	(12,910)	(12,817)

Net property, plant and equipment	7,910	7,988
Goodwill	27	27
Other assets	38	53

Total	$8,983	$9,091

Liabilities and Stockholders’ Equity
Current liabilities
Current maturities of long-term debt	$37	$37
Accounts payable	447	503
Accrued taxes	242	164
Payroll and employee benefits	179	198
Deferred revenue	211	211
Accrued interest	126	52
Other current liabilities	175	99

Total current liabilities	1,417	1,264
Noncurrent liabilities
Long-term debt	6,058	6,421
Deferred income taxes	1,000	1,039
Benefit plan obligations	682	685
Other noncurrent liabilities	157	150

Total noncurrent liabilities	7,897	8,295
Stockholders’ equity
Preferred stock, $.01 par value; 200 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,250 shares authorized; 150.6 and 149.7 shares issued and outstanding	2	1
Treasury stock, 41 thousand shares, at cost	(2)	—
Paid-in capital	(360)	(414)
Retained earnings	391	308
Accumulated other comprehensive income (loss)	(362)	(363)

Total stockholders’ equity	(331)	(468)

Total	$8,983	$9,091

See accompanying Condensed Notes to Consolidated Financial Statements (Unaudited)

EMBARQ CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

(millions, except per share data)

	For the Quarter and Year to Date Periods Ended March 31,
	2007	2006
Net Operating Revenues
Service revenues	$1,458	$1,386
Product revenues	131	175

Total net operating revenues	1,589	1,561

Operating Expenses
Cost of services	417	378
Cost of products	127	160
Selling, general and administrative	404	419
Depreciation	270	238

Total operating expenses	1,218	1,195

Operating Income	371	366
Interest expense	109	19
Other (income) expense, net	—	(5)

Income Before Income Taxes	262	352
Income tax expense	102	138

Net Income	$160	$214

Amortization of benefit plan prior service cost and actuarial losses, net of tax	(2)	—
Unrealized holding gains on cash flow derivatives, net of tax	—	(21)
Amortization of cash flow derivatives, net of tax	1	—

Comprehensive Income, Net of Tax	$161	$235

Earnings per Common Share
		Pro forma
Basic	$1.07	$1.44

Diluted	$1.05	$1.43

Weighted Average Common Shares Outstanding
Basic	150.2	149.1
Potentially dilutive shares under equity incentive plans	2.2	0.7

Diluted	152.4	149.8

See accompanying Condensed Notes to Consolidated Financial Statements (Unaudited)

EMBARQ CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(millions)

	For the Quarter and Year to Date Periods Ended March 31,
	2007	2006
Operating Activities
Net income	$160	$214
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	270	238
Provision for losses on accounts receivable	17	12
Provisions for deferred and uncertain income tax positions	(36)	(9)
Stock-based compensation expense	14	—
Net gain on sales of assets	(3)	(7)
Other, net	11	(4)
Changes in assets and liabilities:
Accounts receivable	14	54
Inventories and other current assets	(28)	52
Accounts payable and other current liabilities	75	48
Noncurrent assets and liabilities, net	(14)	7

Net cash provided by operating activities	480	605

Investing Activities
Capital expenditures	(183)	(184)
Proceeds from construction reimbursements	3	2
Proceeds from sales of assets	17	20

Net cash used by investing activities	(163)	(162)

Financing Activities
Payments on long-term debt	(210)	—
Borrowings under revolving credit agreement	50	—
Repayments under revolving credit agreement	(200)	—
Proceeds from common stock issued	35	—
Purchase of treasury shares	(2)	—
Dividends paid to stockholders	(4)
Dividends paid to Sprint Nextel	—	(194)
Tax benefit from options exercised	5	—
Other, net	2	—

Net cash used by financing activities	(324)	(194)

Increase (Decrease) in Cash and Equivalents	(7)	249
Cash and Equivalents at Beginning of Period	53	103

Cash and Equivalents at End of Period	$46	$352

Supplemental Cash Flow Information
Cash paid for interest, net of amounts capitalized	$37	$28

Cash paid (received) for income taxes	$49	$(23)

Non-cash Activities
Capital expenditure accrual	$10	$—

Reduction of debt	$3	$—

Common stock issued under the Employee Stock Purchase Plan	$2	$—

See accompanying Condensed Notes to Consolidated Financial Statements (Unaudited)

E MBARQ CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(millions)

	Preferred Stock	Common Stock	Treasury Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
January 1, 2007 balance	$—	$1	$—	$(414)	$308	$(363)	$(468)
Cumulative effect of adoption of FIN 48, net of tax	—	—	—	—	1	—	1
Net income	—	—	—	—	160	—	160
Dividends to shareholders ($.50 per share)	—	—	—	—	(78)	—	(78)
Common stock issued	—	1	—	36	—	—	37
Purchase of treasury shares	—	—	(2)	—	—	—	(2)
Stock-based compensation expense	—	—	—	14	—	—	14
Taxes on stock-based compensation expense	—	—	—	4	—	—	4
Amortization of (net of tax):
Benefit plan prior service cost and actuarial losses	—	—	—	—	—	2	2
Cash flow derivative	—	—	—	—	—	(1)	(1)

March 31, 2007 balance	$—	$2	$(2)	$(360)	$391	$(362)	$(331)

See accompanying Condensed Notes to Consolidated Financial Statements (Unaudited)

Part I.

Item 1.

EMBARQ CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The information in this Form 10-Q has been prepared according to Securities and Exchange Commission (SEC) rules and regulations. The consolidated interim financial statements of Embarq Corporation (Embarq) reflect all adjustments, consisting only of normal recurring accruals needed to fairly present Embarq’s consolidated financial position, results of operations and cash flows.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States were condensed or omitted. As a result, these consolidated financial statements should be read along with Embarq’s Annual Report on Form 10-K for the year ended December 31, 2006. Operating results for the 2007 year to date period do not necessarily represent the results that may be expected for the year ending December 31, 2007.

Note 1. Background and Basis of Presentation

Formation of the Entity and Nature of Operations

Embarq was incorporated in 2005 under the laws of Delaware. Formerly, Embarq was a wholly owned subsidiary of Sprint Nextel Corporation (Sprint Nextel). In December 2004, Sprint Nextel announced its intention to spin-off its local communications business and product distribution operations from its other businesses in a tax-free transaction. On May 17, 2006, the date of our spin-off, in exchange for, and as a condition to, the transfer of assets and the assumption of liabilities described below, Embarq (1) issued to Sprint Nextel 149.1 million shares of company common stock and (2) issued to Sprint Nextel $4.5 billion of Embarq senior notes and transferred to Sprint Nextel $2.1 billion in cash. In exchange for, and contemporaneously with, the issuance of Embarq’s common stock and transfer of debt and cash, Sprint Nextel transferred the Embarq assets, at historical cost, consisting of Sprint Nextel’s local communications operations and wholesale product distribution operations and the consumer and certain business long distance customers located in their service territories; and the company assumed certain liabilities related to Embarq’s business. The spin-off was completed through a pro rata distribution to Sprint Nextel shareholders consisting of one share of Embarq common stock for every 20 shares of Sprint Nextel voting and non-voting shares owned by Sprint Nextel’s shareholders as of the close of business on May 8, 2006, the record date for the distribution.

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

As of March 31, 2007, Embarq had approximately 20 thousand active employees. Approximately 35% of these employees were represented by unions that were subject to collective bargaining agreements. In addition, approximately 13% of Embarq’s total active employees had collective bargaining agreements that will expire within one year. Approximately 4% of Embarq’s employees were subject to collective bargaining agreements that expired during the first quarter of 2007. As of March 31, 2007, renewal negotiations were in progress. These negotiations are not expected to have a material impact on Embarq’s operations or consolidated financial statements. There were no material changes related to other employee collective bargaining agreements for the quarter and year to date periods ended March 31, 2007.

Basis of Presentation

The accompanying consolidated financial statements reflect Embarq’s consolidated operations as a separate, stand-alone entity after spin-off together with the combined historical operations of the entities which comprised the local communications business and product distribution operations of Sprint Nextel before the spin-off. The impacts of the spin-off, as highlighted above, have been reflected in the consolidated financial statements for periods after the spin-off. Accordingly, results before the spin-off are not fully comparable to those after the spin-off.

All entities included in Embarq’s consolidated financial statements were under Sprint Nextel’s common control until the spin-off. There were no significant minority interests. These consolidated financial statements were presented using the historical results of operations and historical basis of assets and liabilities of these businesses. All intercompany transactions between these consolidated entities were eliminated.

The 2006 financial information in these consolidated financial statements do not include all the expenses that would have been incurred had Embarq been a separate, stand-alone entity and do not reflect Embarq’s results of operations and cash flows had Embarq been a separate, stand-alone entity for the quarter and year to date periods ended March 31, 2006. Embarq’s management believes that all historical costs of operations were reflected in the consolidated financial statements.

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

Relationship with Sprint Nextel

For the periods before the spin-off, Sprint Nextel provided facilities, information services, marketing and certain corporate and administrative services to its subsidiaries, including Embarq. Sprint Nextel directly assigned, where possible, related costs based on the subsidiaries’ use of these services. Where direct assignment was not possible, or practical, Sprint Nextel used indirect methods, including time studies and headcounts, to allocate shared service costs to its subsidiaries. The services provided by Sprint Nextel to its subsidiaries were generally accounted for based on fully distributed costs, which Embarq believes approximate fair value.

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

•

The tax sharing agreement governs both Embarq’s and Sprint Nextel’s rights and obligations with respect to taxes for both pre and post distribution periods. Under this agreement, Embarq generally is required to indemnify Sprint Nextel for any taxes attributable to Embarq’s operations for all pre-distribution periods and any tax resulting from the spin-off in certain circumstances. Sprint Nextel generally is required to indemnify Embarq for any taxes attributable to Sprint Nextel’s operations for all pre-distribution periods.

Following the spin-off, Embarq was subject to true-up calculations to account for certain agreed upon matters with Sprint Nextel, including net working capital, capital expenditures, spin-off costs and income taxes. Based on a preliminary calculation of the true-up, Embarq accrued approximately $72 million, which is reflected in “Accounts payable” in the Consolidated Balance Sheet as of March 31, 2007. This calculation is preliminary and reflects management’s best estimate; however, the ultimate outcome is still subject to further adjustment based on the processes agreed upon in the separation and distribution agreement. Embarq expects this true-up to be finalized and settled during 2007.

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

On an annual basis, Embarq performs an analysis of the remaining life depreciation rates. In 2007, depreciation rates for digital switching equipment and digital loop carrier equipment were reduced. For the quarter and year to date periods ended March 31, 2007, these rate reductions resulted in decreased depreciation expense of $12 million with a corresponding increase in basic and diluted earnings per share of $0.05. The depreciation reductions were more than offset by incremental depreciation expense related to assets transferred to Embarq at spin-off, increased depreciation expense related to growth in plant assets and capitalized sales and use tax assessments. For the quarter and year to date periods ended March 31, 2006, depreciation rate studies in previous years resulted in a decrease in depreciation expense of $7 million and an increase of $0.03 per basic and diluted share.

Earnings per Common Share

Basic and diluted earnings per share for the quarter and year to date periods ended March 31, 2007, was computed in accordance with Statement of Financial Accounting Standard (SFAS) No. 128, Earnings per Share. For purposes of calculating pro forma basic and diluted earnings per share, Embarq assumed that the total common shares issued at spin-off, as well as its related potential dilutive securities, were outstanding for the quarter and year to date periods ended March 31, 2006.

Recently Adopted Accounting Pronouncements

FASB Interpretation No. 48

As of January 1, 2007, Embarq adopted FASB Interpretation (FIN) 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. As prescribed by the interpretation, the cumulative effect of applying these provisions was reported as an adjustment to the opening balance of retained earnings. Embarq records interest associated with these liabilities as interest expense. Associated penalties are recorded as income tax expense. See Note 8, Income Taxes, for additional information.

Note 2. Debt and Financial Instruments

For the quarter and year to date periods ended March 31, 2007, Embarq made net payments of $210 million related to its $1.6 billion term facility and $150 million related to its $1.5 billion revolving credit facility. As of March 31, 2007, Embarq’s long-term debt had a carrying value of approximately $6.1 billion and a fair value of approximately $6.3 billion.

Note 3. Restructuring and Severance Actions

In the 2007 first quarter, Embarq incurred a $14 million charge related to severance for about 200 employees in an effort to better align organization resources with the needs of Embarq’s business. Of this amount, $2 million was reflected as costs of services and $12 million as selling, general and administrative expense in the accompanying Consolidated Statements of Operations and Comprehensive Income (Unaudited). This action resulted in $13 million in incremental expense for the Telecommunications segment and $1 million for the Logistics segment.

In the 2006 first quarter, Embarq completed a restructuring program with the goal of improving its cost structure. The restructuring resulted in a $30 million charge, due to severance for approximately 420 employees. Of this $30 million, $20 million was reflected as costs of services and $10 million as selling, general and administrative expense in the accompanying Consolidated Statements of Operations and Comprehensive Income (Unaudited). The restructuring resulted in $26 million in incremental expense for the Telecommunications segment and $4 million for the Logistics segment. As of March 31, 2007, severance obligations associated with this action were substantially satisfied.

Note 4. Employee Benefit Plans

Before the spin-off, Embarq participated in Sprint Nextel’s defined benefit pension plan and postretirement benefit plans. Under these plans, net periodic benefit costs were allocated to Embarq. For the quarter and year to date periods ended March 31, 2006, total allocated pension and post-retirement costs were $13 million and $1 million, respectively.

Following the spin-off, Embarq established its own defined benefit pension plan and postretirement benefit plans and directly recognizes all costs associated with these plans. The following table reflects the components of net periodic benefit cost for the quarter and year to date periods ended March 31, 2007.

	For the Quarter and Year to Date Periods Ended March 31, 2007
	Pension Benefits	Other Post Retirement Benefits
	(millions)
Service cost	$14	$2
Interest cost	48	9
Expected return on plan assets	(65)	(1)
Amortization of prior service cost	4	(14)
Amortization of actuarial losses	10	4

Net benefit cost	$11	$—

Note 5. Stock-based Compensation

As part of its compensation programs, Embarq issues stock options and nonvested stock units, otherwise referred to as restricted stock units. Embarq uses the Black-Scholes-Merton model to calculate the fair value of stock options. Beginning on January 1, 2007, Embarq began using the closing stock price on the day of grant to calculate the fair value of restricted stock units. This change did not materially affect the consolidated financial statements.

2007 Stock-based Compensation Award Grants

On February 21, 2007, approximately 0.3 million restricted stock units were granted to certain employees as part of Embarq’s 2006 short-term incentive program. The total award was based on the achievement of performance objectives under the 2006 short-term incentive program. These awards had a fair value of $55.95 per restricted stock unit and will vest in full on December 31, 2007.

On February 22, 2007, approximately 0.8 million stock options and 0.5 million restricted stock units were granted to executive officers and other employees as part of Embarq’s 2007 long-term incentive program. 34% of the stock options will vest on February 22, 2008, and 33% will vest on each of February 22, 2009 and 2010. The restricted stock units will vest in equal installments with 50% vesting on February 22, 2009 and 2010. These restricted stock units contain performance provisions that could result in an increase in the initial number of awards and corresponding compensation expense to 200% of targeted performance or a reduction in the number of awards and the related compensation expense to zero. The fair value was $11.98 per stock option and $56.43 per restricted stock unit.

In addition, on February 22, 2007, approximately 0.2 million stock options were granted to Embarq’s chief executive officer as a retention award. These options have a fair value of $12.24 per option and will vest in full on February 22, 2011.

The significant assumptions used to calculate the fair value of each stock option award were as follows:

	2007 Annual Grant	Retention Award
Underlying stock price	$56.43	$56.43
Exercise price	$56.43	$56.43
Expected volatility	24.36%	24.62%
Risk-free interest rate	4.73%	4.73%
Expected dividend yield	3.54%	3.54%
Expected term (years)	6.00	6.25

Total compensation expense related to these awards was approximately $50.5 million, which is expected to be recognized over a weighted average vesting period of 2.5 years.

Note 6. Commitments and Contingencies

Sprint Nextel has identified seven former manufactured gas plant sites that may have been owned or operated by entities acquired by Embarq’s subsidiary, Centel Corporation, before the company was acquired by Sprint Nextel. These sites are not currently owned or operated by either Sprint Nextel or Embarq. On two sites, Embarq and the current landowners are working with the Environmental Protection Agency (EPA) pursuant to administrative consent orders. Expenditures pursuant to the order are not expected to be material. On one site, Embarq and the current landowner are negotiating an administrative consent order with the EPA. On five sites, including the three sites where the EPA is involved, Centel Corporation has entered into agreements with other potentially responsible parties to share costs. Further, Sprint Nextel has agreed to indemnify Embarq for most of any eventual liability arising from all seven of these sites.

Various lawsuits, including putative class actions, regulatory proceedings and other claims typical for a business enterprise are pending against or would otherwise impact the entities comprising Embarq or for which Embarq has assumed contractual liability in connection with the spin-off. While it is not possible to determine the ultimate disposition of each of these proceedings and whether they will be resolved consistent with Embarq’s expectations, Embarq expects that the outcome of these proceedings, individually or in the aggregate, will not have a material adverse effect on its financial condition or results of operations.

Note 7. Related Party Transactions

Before the spin-off, Embarq provided and received a variety of services to and from Sprint Nextel that were considered related party transactions. For the quarter and year to date periods ended March 31, 2006, the resulting revenues and expenses from these activities were $98 million and $322 million, respectively. After the spin-off, Embarq continues to provide and receive a variety of services to and from Sprint Nextel through transition and commercial services agreements. See Note 1, Background and Basis of Presentation for further discussion. After the spin-off, these services are no longer considered related party transactions.

Before the spin-off, Embarq provided services to Sprint Nextel which included, but were not limited to, voice, access, data and telecommunications equipment, as well as billing and collection and lease of network facilities. Services provided to Embarq from Sprint Nextel were allocated to Embarq as either direct or indirect costs. Direct costs included telephony services such as voice and data. Where direct assignment of costs was not possible, or practical, Sprint Nextel used indirect methods, including time studies and headcounts, to allocate costs to each group. Allocated costs included general support services such as facilities, printing and mailing, information technology, legal services, human resource services, general accounting and finance, and executive support. Other allocations included costs for stock-based compensation, health care, pensions, post-employment benefits and other postretirement benefits. All related party expenses were recorded as cost of services or selling, general and administrative, as appropriate for the nature of the transaction.

Note 8. Income Taxes

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

The differences that caused Embarq’s effective income tax rates to vary from the 35% federal statutory rate for income taxes related to continuing operations were as follows:

	For the Quarter and Year to Date Periods Ended March 31,
	2007	2006
	(millions)
Income tax expense at the federal statutory rate	$92	$123
Effect of:
State income taxes, net of federal income tax effect	10	13
Other, net	—	2

Income tax expense	$102	$138

Effective income tax rate	38.9%	39.2%

As of January 1, 2007, Embarq adopted FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, resulting in an increase in retained earnings of $1 million. Embarq’s Consolidated Balance Sheet at date of adoption reflects other current and other noncurrent liabilities of $57 million related to uncertain tax positions taken in prior years, including $2 million of interest and penalties.

Since the adoption of FIN 48, the liability related to uncertain tax positions has increased to $63 million. This increase was a result of $6 million of tax positions taken during the current year. For the quarter and year to date periods ended March 31, 2007, Embarq recognized an immaterial amount of interest and penalties in the Consolidated Balance Sheets and Statement of Operations and Comprehensive Income (Unaudited). There have been no adjustments in the current year related to settlements with taxing authorities or as a result of a lapse of the applicable statute of limitations.

The total amount of uncertain tax positions that, if recognized, would affect the effective tax rate was $5 million as of March 31, 2007 and January 1, 2007, respectively.

A significant portion of the liability related to uncertain tax positions is related to the classification of Universal Service Fund (USF) receipts. The ultimate recognition of taxable income is highly certain, but there is uncertainty about the timing of such recognition. Embarq expects it is reasonably possible the uncertain tax positions related to USF will increase by $20 million to $25 million in 2007.

It is probable that settlements will be made with various tax authorities related to tax positions taken on prior year returns related primarily to management fees and research and experimentation tax credits. During 2007, it is reasonably possible the liability related to uncertain tax positions for these matters may be settled, resulting in a $10 million to $15 million decrease in the liability.

For years before 1990, Embarq is generally no longer subject to examination by U.S. federal, state, and local tax authorities, either as a component of Sprint Nextel’s income tax returns or on a stand-alone basis.

Note 9. Segment Information

Embarq has two segments, Telecommunications and Logistics. The Telecommunications segment consists primarily of regulated local phone companies operating in 18 states. This segment provides, both directly and through wholesale and sales agency relationships, local voice and data, high-speed Internet, nationwide long distance, wireless, satellite video and other services to customers within Embarq’s local service territories. The Telecommunications segment also provides access to Embarq’s local network and other wholesale communications services to other carriers. The Logistics segment engages in wholesale distribution of communications products and other services to third parties.

Embarq manages its segments to the operating income level. Items such as interest, other income and expense, or income taxes are managed at the consolidated level. The reconciliation for operating income to net income is shown on the face of the accompanying Consolidated Statements of Operations and Comprehensive Income (Unaudited).

For the quarter and year to date periods ended March 31, 2006, Embarq previously reported operations in two operating segments, Local and Product Distribution. In the 2006 third quarter, Embarq adopted as its operating segments Telecommunications in lieu of Local and Logistics in lieu of Product Distribution. The presentation of the Logistics segment was changed to align it with management’s view of the business. The primary difference between the Logistics segment and the former Product Distribution segment is that only revenues derived from sales to third parties, along with the related direct and allocated costs of those revenues, are presented. Consequently, segmental results of operations were recast to reflect this change for the quarter and year to date periods ended March 31, 2006.

The financial information by operating segment for the quarter and year to date periods ended March 31, 2007 and 2006, was as follows:

	Telecommunications	Logistics	Consolidated
	(millions)
Quarter and Year to Date Periods Ended March 31, 2007
Voice	$1,084	$—	$1,084
Data	189	—	189
High-speed Internet	116	—	116
Wireless	9	—	9
Other	60	—	60

Service revenues	1,458	—	1,458
Product revenues	22	109	131

Total net operating revenues	$1,480	$109	$1,589

Operating income (loss)	$374	$(3)	$371

	Telecommunications	Logistics	Consolidated
	(millions)
Quarter and Year to Date Periods Ended March 31, 2006
Voice	$1,044	$—	$1,044
Data	169	—	169
High-speed Internet	92	—	92
Other	81	—	81

Service revenues	1,386	—	1,386
Product revenues	23	152	175

Total net operating revenues	$1,409	$152	$1,561

Related party revenues (included in net operating revenues)	$90	$8	$98

Operating income (loss)	$373	$(7)	$366

Note 10. Universal Service Fund

Embarq records federal and state USF surcharges on a gross basis. The total amount of surcharges recorded in net operating revenue was as follows:

	For the Quarter and Year to Date Periods Ended March 31,
	2007	2006
	(millions)
Federal and state USF surcharges	$22	$23

Note 11. Recently Issued Accounting Pronouncements

SFAS No. 157, Fair Value Measurements—this standard provides enhanced guidance for using fair value to measure assets and liabilities on the balance sheet by clarifying the definition of fair value and establishing a fair value hierarchy that prioritizes the information used to develop those assumptions. This standard does not expand the use of fair value in any new circumstances and is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. Embarq does not expect the adoption of this standard to have a material effect on its financial condition or results of operations.

Note 12. Subsequent Event

Dividend Declaration

On April 24, 2007, Embarq’s board of directors declared a dividend of $0.625 per share on Embarq’s common stock. The dividend is payable June 30, 2007, to stockholders of record at the close of business on June 8, 2007. This second quarter dividend represents a 25% increase from the first quarter dividend of $0.50 per share.

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

Future performance cannot be ensured. Actual results may differ materially from those in the forward-looking statements. Some factors that could cause our actual results to differ include:

•	the effects of vigorous competition in the markets in which we operate;

•	the impact of new, emerging or competing technologies on our business;

•	the costs of changes in the legal and regulatory environment in which we participate, including compliance with regulatory mandates;

•	the possible impacts on our business of regulatory and legal changes;

•	our revenues and operating costs may be different than expected;

•	our different capital structure as an independent company, including our access to capital, credit ratings, indebtedness and ability to raise additional financing;

•	volatility in the equity market;

•	the impact of any adverse change in the ratings assigned to our debt by ratings agencies on the cost of our financing and our ability to raise additional financing if needed;

•	the effects of other mergers and consolidations in the industries relevant to our operations and unexpected announcements or developments from others in those industries;

•	the costs and business risks associated with providing new services;

•	the uncertainties related to our investments in networks, systems and other businesses;

•	the uncertainties related to the implementation of our business strategies;

•	the impact of equipment failure, hurricanes and other natural disasters, terrorist acts or other breaches of network or information technology security;

•	the inability of third parties to perform to our requirements under agreements related to our business operations;

•	our ownership of or ability to license technology that may be necessary to expand our product offerings;

•	restrictions in our patent agreement with Sprint Nextel;

•	unexpected results of litigation filed against our company;

•	our ability to establish our new brand;

•	a determination by the IRS that the spin-off should be treated as a taxable transaction;

•	the possible impacts on our business of changes in political or other factors, such as monetary policy, or other external factors over which we have no control;

•	other risks referenced in our Annual Report on Form 10-K, including in Part I, Item 1A, “Risk Factors”, and from time to time in other filings of ours with the SEC.

You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this document. Except as required by law, we undertake no obligation to publicly update or release any revisions to these forward-looking statements to reflect any events or circumstances after the date of this document or to reflect the occurrence of unanticipated events.

OVERVIEW

We were incorporated in 2005 under the laws of Delaware. We formerly were a wholly owned subsidiary of Sprint Nextel. In December 2004, Sprint Nextel announced its intention to spin-off its local communications business and product distribution operations from its other businesses in a tax-free transaction. On May 17, 2006, in exchange for, and as a condition to, the transfer of assets and the assumption of liabilities described below, we (1) issued to Sprint Nextel 149.1 million shares of our common stock and (2) issued to Sprint Nextel $4.5 billion of Embarq senior notes and transferred to Sprint Nextel $2.1 billion in cash. In exchange for, and contemporaneously with, the issuance of our common stock and transfer of debt and cash, Sprint Nextel transferred the Embarq assets, at historical cost, consisting of Sprint Nextel’s local communications operations and wholesale product distribution operations and the consumer and certain business long distance customers located in our service territories; and we assumed certain liabilities related to our business. The spin-off was completed through a pro rata distribution to Sprint Nextel shareholders consisting of one share of our common stock for every 20 shares of Sprint Nextel voting and non-voting shares owned by Sprint Nextel’s shareholders as of the close of business on May 8, 2006, the record date for the distribution.

Operations

We provide, both directly and through wholesale and sales agency relationships, a suite of communications services, consisting of local and long distance voice and data services, high-speed Internet access, wireless services and satellite video services to consumer and business customers in our local service territories in 18 states. Through our Telecommunications segment, we offer regulated local communications services as an incumbent local exchange carrier to roughly 5% of U.S. households, with approximately 6.8 million access lines, as of March 31, 2007. We also provide access to our local network and wholesale communications services for other carriers, communications equipment for business markets and other communications-related services. Through our Logistics segment, we provide wholesale product distribution, logistics and configuration services.

Our consumer and business strategy is to maximize profitable communications services revenue per customer by providing bundled and integrated voice, data, wireless and video products and services that meet the needs of our consumer and business customers within our local territories. This strategy has four key elements: 1) provide useful products and solutions to attract and retain customers by marketing integrated service offerings, 2) improve the customer experience and perception of service and product offerings, 3) manage our costs and 4) maintain a customer focused culture that promotes high performance and employee satisfaction.

Our wholesale business strategy is structured around increasing the utilization and achieved return of our core network investment by providing a full set of wholesale services to other carriers and wireless providers. Services offered include switched access, special access, intelligent network database, collocation, resale, unbundled network element platforms, high speed data services and billing and collection services. In addition, we offer public pay telephone services at some 23,000 locations along with services to inmates in numerous correctional institutions both inside and outside our traditional eighteen state service area.

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

Switched access lines at March 31, 2007, declined 5.9% compared to the same period in 2006. We lost 71,000 access lines in the first quarter of 2007, which is net of a 7,000 line increase associated with the addition of a large business customer. The decline of 71,000 lines is an improvement of 15,000 lines from a year ago when we lost 86,000 lines and sold an additional 5,000 lines. Looking forward, we expect to experience continued declines. We believe that the percentage of access line losses will accelerate slightly in 2007; however, we expect that the total number of line losses in 2007 compared to 2006 will be flat to slightly lower.

Growth in high-speed Internet has continued to help offset the impact of traditional access line losses. At March 31, 2007, we had a 42.1% increase in high-speed Internet subscribers as compared to the same period in 2006. Simplified and more attractive offers including fixed monthly pricing guaranteed not to increase for as long as the customer has the same service offering, have been successful.

In the 2006 second quarter, we launched EMBARQ™ branded wireless service. We provide this service as a mobile virtual network operator via our relationship with Sprint Nextel. We have differentiated and plan to further differentiate our wireless service offering by integrating our wireline voice and data services with the wireless service, which in turn, complements and enhances the value of our core local service offerings. For example, we offer EMBARQTM One Voicemail, which allows consumers to access messages with either their home landline phone or wireless phone from a single mailbox from either device. Additionally, EMBARQTM Smart ConnectSM allows business customers’ calls to move seamlessly between our wireless and wireline networks without interrupting those calls. This service provides business customers with greater accessibility, helps reduce wireless costs and improves coverage and call quality. The launch of our wireless service has been and is expected to continue to be initially dilutive to our results of operations due to up-front customer acquisition costs as well as the absence of a substantial customer base generating a level of recurring revenue sufficient to cover acquisition costs. As of March 31, 2007, we had 71 thousand wireless subscribers.

Video service is also a key element to our bundled offers. We currently offer video and pay per view service through a sales agency relationship with Echostar. This service offering rounds out our lineup of communications and entertainment services, all of which is billed by us to the customer on a single bill. As of March 31, 2007, we had 170 thousand video service subscribers, compared to 109 thousand as of March 31, 2006.

Impact of the Spin-off

In connection with the spin-off, we issued to Sprint Nextel our senior notes and transferred to Sprint Nextel the cash proceeds of new borrowings under our credit agreement, in an aggregate amount of $6.6 billion. We do not expect the change in our capital structure resulting from the spin-off to adversely affect our ability to generate sufficient cash flow to re-invest in our business, meet our debt service requirements and pay dividends to our stockholders.

Also in connection with the spin-off, Sprint Nextel transferred certain customer relationships, assets and liabilities to us, the most notable of which was the transfer of consumer and certain business long distance voice customers in our service territory. The results presented in our consolidated financial statements and throughout the following discussion only reflect these transfers after May 17, 2006. Accordingly, results before the spin-off are not fully comparable to those after spin-off.

Sprint Nextel historically performed many important functions for our operations, including information technology support, treasury, accounting, finance and tax administration, human resources, legal, regulatory, public relations and strategic development functions. Since the spin-off, Sprint Nextel has continued to provide support to us with respect to certain of these functions, including customer bill printing and mailing services, information technology application and support services, data center services and human resources helpdesk services, on a transitional basis for up to two years following the spin-off. As such, we are required to replicate certain facilities, systems, infrastructure and personnel before the termination of these agreements with Sprint Nextel. These initiatives are costly to implement. On a cumulative basis, through March 31, 2007, capital expenditures and other costs associated with developing and implementing our own support functions, including information technology systems and infrastructure have totaled approximately $225 million. For the quarter and year to date periods ended March 31, 2007, we incurred approximately $13 million of spin-off related costs, $4 million of which were capitalized. We estimate that we will incur approximately $40 million of additional spin-off related costs for the remainder of 2007.

As mentioned above, before the spin-off, Sprint Nextel provided various services to its subsidiaries, including our company. Sprint Nextel directly assigned costs, where possible, based on actual use of these services. Where direct assignment was not possible or practical, Sprint Nextel used indirect methods, including time studies and headcounts, to allocate shared service costs to its subsidiaries. The services provided by Sprint Nextel to its subsidiaries were generally accounted for based on fully distributed costs, which we believed approximated fair value. The costs allocated are not necessarily indicative of costs that will be charged or incurred in the future.

See Note 7, Related Party Transactions, of the Condensed Notes to Consolidated Financial Statements (Unaudited) for additional related party transaction information. Following the spin-off, Sprint Nextel was no longer considered a related party.

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

Recently Adopted Accounting Pronouncements

FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109—this Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As prescribed by the interpretation, the cumulative effect of applying these provisions was reported as an adjustment to our opening balance of retained earnings. We record interest associated these liabilities as interest expense. Associated penalties are recorded as income tax expense. See Note 8, Income Taxes, in the Condensed Notes to Consolidated Financial Statements (Unaudited) for additional information.

Significant New Accounting Pronouncements

SFAS No. 157, Fair Value Measurements—this standard provides enhanced guidance for using fair value to measure assets and liabilities on the balance sheet by clarifying the definition of fair value and establishing a fair value hierarchy that prioritizes the information used to develop those assumptions. This standard does not expand the use of fair value in any new circumstances and is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. We do not expect the adoption of this standard to have a material effect on our financial position or results of operations.

RESULTS OF OPERATIONS

	For the Quarter and Year to Date Periods Ended March 31,
	2007	2006
	(millions)
Net Operating Revenues
Telecommunications segment	$1,480	$1,409
Logistics segment	109	152

Total net operating revenues	$1,589	$1,561

Operating Income (Loss)
Telecommunications segment	$374	$373
Logistics segment	(3)	(7)

Total operating income	$371	$366

Net Income	$160	$214

Segmental Results of Operations

For the quarter and year to date periods ended March 31, 2006, we previously reported two operating segments, Local and Product Distribution. In the 2006 third quarter, we adopted as our operating segments Telecommunications in lieu of Local and Logistics in lieu of Product Distribution. The presentation of the Logistics segment was changed to align it with management’s view of the business. The primary difference between the Logistics segment and the former Product Distribution segment is that only revenues derived from sales to third parties, along with the related direct and allocated costs of those revenues, are presented. Segmental results of operations for the quarter and year to date periods ended March 31, 2006, have been recast to reflect this change.

Segmental Results of Operations - Telecommunications

Our Telecommunications segment consists primarily of regulated local phone companies serving approximately 6.8 million access lines in 18 states as of March 31, 2007. We provide, both directly and through wholesale and sales agency relationships, local voice and data, high-speed Internet, nationwide long distance, wireless, satellite video and other services to customers within our local service territories. We also provide access to our local network and other wholesale communications services to other carriers.

	For the Quarter and Year to Date Periods Ended March 31,				Difference
(millions)	2007	% of Revenues	2006	% of Revenues	$ Percent
Net operating revenues
Voice	$1,084	73%	$1,044	74%	$40	4%
Data	189	13%	169	12%	20	12%
High-speed Internet	116	8%	92	6%	24	26%
Wireless	9	1%	—	—%	9	NM
Other	60	4%	81	6%	(21)	(26)%

Service revenues	1,458	99%	1,386	98%	72	5%
Product revenues	22	1%	23	2%	(1)	(4)%

Total net operating revenues	$1,480	100%	$1,409	100%	$71	5%
Operating expenses
Costs of services	417	28%	378	27%	39	10%
Costs of products	30	2%	23	2%	7	30%
Selling, general and administrative	392	27%	400	28%	(8)	(2)%
Depreciation	267	18%	235	17%	32	14%

Total operating expenses	1,106	75%	1,036	74%	70	7%

Operating income	$374	25%	$373	26%	$1	—%

Capital expenditures	$182		$183		$(1)	—%

Switched access lines (millions)	6.8		7.2		(0.4)	(5.9)%

Switched access minutes of use (millions)	7,576		8,158		(582)	(7.1)%

High-speed Internet subscribers (thousands)	1,104		777		327	42.1%

Wireless subscribers (thousands)	71		—		71	NM

Net Operating Revenues

Net operating revenues increased $71 million, or 5%, in the quarter and year to date periods ended March 31, 2007, compared to the same periods in 2006. Variances in individual categories of revenue are discussed below.

Voice

Voice revenues include monthly recurring fees for local service, enhanced calling features and nationwide long distance. Additionally, voice revenues include access and other wholesale services to other carriers to enable connectivity to our network as well as USF receipts and customer surcharges. Voice revenues increased $40 million in the quarter and year to date periods ended March 31, 2007, compared to the same periods in 2006. The following table lists the major drivers of these changes:

Increase/ (decrease)
Voice Revenues	(millions)
Transfer of long distance customers from Sprint Nextel	$108
Decline in voice revenues primarily due to access line losses	(53)
Discontinuance of USF surcharges on high-speed Internet services	(7)
Other	(8)

Total increase	$40

Data

Data revenues represent data network services sold to business customers and special access services sold to other carriers. Data revenues increased $20 million in the quarter and year to date periods ended March 31, 2007, compared to the same periods in 2006. Special access generated increases of $8 million while the remaining increase was driven mainly by the transfer, from Sprint Nextel at spin-off, of certain dedicated IP customers based in our local service territories.

High-speed Internet

The $24 million increase in high-speed Internet revenues in the quarter and year to date periods ended March 31, 2007, compared to the same periods in 2006, was attributable to a 42.1% increase in subscribers. Simplified and more attractive pricing plans have continued to drive strong subscriber additions, but at a slightly reduced revenue per subscriber. As of the quarter and year to date periods ended March 31, 2007, approximately 36% of our high-speed Internet subscribers were in our three and five megabit speed tiers as compared to approximately 25% in the same periods in 2006. This improvement in our overall speed mix has partially offset some of the yield decline resulting from offering more attractive pricing. On an ongoing basis, we expect that high-speed Internet revenue will continue to increase, but at a slightly lower rate.

Wireless

During the second quarter 2006, we began offering wireless communication services. As of quarter and year to date periods ended March 31, 2007, we have approximately 71 thousand subscribers and generated $9 million in revenue.

Other Service

Other service revenues mainly includes professional services, intelligent network database services, billing and collection services and sales of products and services through various sales agency relationships, including our video service offering through Echostar. Other service revenues decreased $21 million in the quarter and year to date periods ended March 31, 2007, compared to the same periods in 2006. The following table lists the major drivers of these changes:

Increase/ (decrease)
Other Service Revenues	(millions)
Transfer of customers to Sprint Nextel	$(3)
Elimination of billing, collection and sales agency revenues due to customer transfers from Sprint Nextel	(12)
Other	(6)

Total decrease	$(21)

Product Revenues

Product revenues are derived mainly from sales of customer premises equipment, or CPE, which is communications equipment that resides at a business customer’s location for the management of voice and data networks and applications. Sales of high-speed Internet equipment and wireless handsets to our customers also are reflected in product revenues. Product revenues decreased $1 million in the quarter and year to date periods ended March 31, 2007, compared to the same periods in 2006. The decrease was due in part to the transfer of certain large CPE customers to Sprint Nextel as part of the spin-off.

Revenue Reserves

Net operating revenues include revenue reserves for pending access disputes with competitive local exchange carriers and inter-exchange carriers, billing errors and customer disputes and returns on product sales. These reserves require management’s judgment and are based on many factors. Revenue charges associated with establishing these reserves were approximately 1% of net operating revenues for the quarter and year to date periods ended March 31, 2007 and 2006.

Costs of Services

Costs of services include costs to operate and maintain the local network including employee-related costs directly supporting the network, costs directly associated with various service offerings, intercarrier compensation (such as access payments and reciprocal compensation), federal and state USF assessments and various operating taxes. Cost of services increased $39 million in the quarter and year to date periods ended March 31, 2007, compared to the same periods in 2006. The following table lists the major drivers of these changes:

Costs of Services	Increase/(decrease)
(millions)
Transfer of long distance customers from Sprint Nextel	$58
Restructuring charges in first quarter 2006	(20)
Severance charges in first quarter 2007	2
Reciprocal compensation settlement in first quarter 2006	9
Discontinuance of USF requirements on high-speed Internet services	(7)
Other	(3)

Total increase	$39

Costs of Products

Costs of products increased $7 million in the quarter and year to date periods ended March 31, 2007, compared to the same periods in 2006. These cost increases are related to higher product costs associated with wireless handsets and other telecommunications equipment.

Selling, General and Administrative

Selling, general and administrative (SGA) costs, includes costs associated with selling and marketing, customer service, information technology, bad debt expense, general corporate costs and all other employee-related costs. These costs decreased $8 million in the quarter and year to date periods ended March 31, 2007, compared to the same periods in 2006. The following table lists the major drivers of these changes:

Selling, General and Administrative	Increase/(decrease)
(millions)
Transfer of long distance customers from Sprint Nextel	$23
Elimination of allocated charges associated with the spin-off	(34)
Spin-off related costs	(18)
Incremental costs to establish corporate functions	13
Wireless costs	14
Stock compensation and other benefits costs	(9)
Restructuring charges in first quarter 2006	(6)
Severance charges in first quarter 2007	11
Other	(2)

Total decrease	$(8)

SGA costs include charges for estimated bad debt expense. The reserve for bad debt requires management’s judgment and is based on many factors. Bad debt expenses were approximately 1% of net operating revenues for the quarter and year to date periods ended March 31, 2007 and 2006.

Depreciation

Depreciation expense increased $32 million in the quarter and year to date periods ended March 31, 2007, compared to the same periods in 2006. This increase was substantially due to a $25 million increase in incremental depreciation associated with certain shared assets transferred to us by Sprint Nextel in connection with the spin-off, a $11 million increase due to growth in plant assets and $5 million in incremental depreciation resulting from capitalized sales and use tax assessments. This increase was offset by a $12 million decrease due to reduced depreciation rates applied to digital switching equipment and digital loop equipment computed as part of our 2007 annual depreciation rate analysis.

Segmental Results of Operations – Logistics

Through our Logistics segment, we procure, configure and distribute equipment, materials and supplies to the communications industry. The products that we offer include outside plant, business communication systems, telephones and accessories and network access equipment from leading manufacturers.

	For the Quarter and Year to Date Periods Ended March 31,				Difference
(millions)	2007	% of Revenues	2006	% of Revenues	$ Percent
Net operating revenues	$109	100%	$152	100%	$(43)	(28)%
Operating expenses
Costs of products	97	89%	137	90%	(40)	(29)%
Selling, general and administrative	12	11%	19	13%	(7)	(37)%
Depreciation and amortization	3	3%	3	2%	—	—%

Total operating expenses	112	103%	159	105%	(47)	(30)%

Operating loss	$(3)	(3)%	$(7)	(5)%	$4	(57)%

Capital expenditures	$1		$1		$—	—%

Net Operating Revenues

Revenues from the Logistics segment decreased $43 million in the quarter and year to date periods ended March 31, 2007, compared to the same periods in 2006. The following table lists the major drivers of these changes:

Increase/(decrease)
Net Operating Revenues	(millions)
Exit of enterprise and wireless markets in first quarter 2006	$(20)
Loss of large supply contract	(8)
Hurricane recovery revenue in first quarter 2006	(7)
Other reductions in customer spending	(8)

Total decrease	$(43)

Cost of Products

Cost of products includes costs of equipment sold and other operating related taxes. These costs decreased $40 million in the quarter and year to date periods ended March 31, 2007, compared to the same periods in 2006. These cost changes are directly associated with the revenue factors noted above.

Selling, General and Administrative

Selling, general and administrative expense decreased $7 million in the quarter and year to date periods ended March 31, 2007, compared to the same periods in 2006. This decline was mainly due to a reduction in workforce and other cost reductions associated with the exit of the enterprise and wireless markets.

Nonoperating Items

	For the Quarter and Year to Date Periods Ended March 31,
	2007	2006
	(millions)
Interest expense	$109	$19
Other (income) expense, net	—	(5)
Income tax expense	102	138

Interest Expense

In conjunction with our spin-off from Sprint Nextel, we incurred $6.6 billion of new debt in the form of senior notes and borrowings under our credit agreement. As of the issuance date, the weighted average interest rate on this long-term debt was approximately 6.8%.

Interest expense increased $90 million in the quarter and year to date periods ended March 31, 2007, compared to the same periods in 2006. This increase is primarily due to the issuance of the long-term debt discussed above, partially offset by the elimination of interest expense on notes previously payable to Sprint Nextel.

Our effective interest rate on long-term debt was 7.1% and 8.2% for the quarter and year to date periods ended March 31, 2007 and 2006, respectively. The lower effective interest rate is primarily due to the issuance of spin-off related debt which bore lower effective interest rates. Interest costs on pre spin-off short-term borrowings from Sprint Nextel have been excluded so as not to distort the effective interest rate on long-term debt. See “Liquidity and Capital Resources” below for more information on our financing activities.

Other (Income) Expense, Net

Other income decreased $5 million for the quarter and year to date periods ended March 31, 2007, compared to the same periods in 2006 due to a $3 million gain resulting from the re-designation of a derivative instrument in the first quarter of 2006.

Income Taxes

Our effective tax rates for the quarter and year to date periods ended March 31, 2007, were comparable to the same periods in 2006. See Note 8, Income Taxes, of the Condensed Notes to Consolidated Financial Statements (Unaudited) for information about the differences that cause the effective income tax rates to vary from the federal statutory rate for income taxes.

LIQUIDITY AND CAPITAL RESOURCES

We manage our liquidity and capital resource needs primarily through managing the use of capital and the timing and amount of capital expenditures.

Operating Activities

Net cash provided by operating activities of $480 million decreased $125 million in the quarter and year to date periods ended March 31, 2007, compared to the same periods in 2006. Cash received from customers decreased by approximately $12 million, which was mainly driven by local service and Logistics product revenue declines, slightly offset by increased high-speed Internet sales and revenue generated by long distance customer transfers from Sprint Nextel at spin-off. Cash paid to employees and suppliers increased by approximately $27 million due mainly to service cost increases associated with long distance customer transfers, incremental costs to establish corporate functions and wireless startup costs. Interest payments increased by approximately $9 million attributable to the new debt issued in connection with the spin-off. Cash paid for taxes increased approximately $72 million due to tax refunds received in the 2006 first quarter.

Investing Activities

Net cash used by investing activities totaled $163 million in the quarter and year to date periods ended March 31, 2007, compared to $162 million in the same periods in 2006. Capital expenditures account for the majority of our investing activities. Our capital expenditures are targeted primarily towards increased network capacity and include investments for growth in demand for high-speed Internet services and regulatory mandates. Capital expenditures also include capital costs incurred to separate from Sprint Nextel most of which is information technology-related.

Proceeds from sales of assets relate mainly to proceeds received from sales of rural telephone exchanges completed in the first and fourth quarters of 2006. Approximately $15 million of proceeds from the fourth quarter sale were received in the 2007 first quarter.

Financing Activities

Net cash used by financing activities totaled $324 million in the quarter and year to date periods ended March 31, 2007, compared to $194 million in the same periods in 2006. In the 2007 first quarter, we reduced the outstanding balance under our credit agreement by $360 million. Quarterly dividends were declared in the 2007 first quarter and were fully paid by April 2, 2007. The 2006 first quarter financing activities represent dividends paid to our former parent company.

Capital Requirements

We currently expect capital expenditures for 2007 to be approximately $870 million to $890 million including approximately $30 million of spin-off related spending. We continue to review capital expenditure requirements and will adjust spending and capital investment in response to operational needs and customer demand.

Liquidity

We expect that cash from operations will fully fund our capital requirements.

Our total indebtedness at March 31, 2007, was $6.1 billion, consisting of $4.5 billion in senior notes, $950 million in direct borrowings under our credit agreement and approximately $650 million of other debt. As of March 31, 2007, we had $50 million of direct borrowings under our revolving credit facility and letters of credit outstanding of approximately $20 million, providing for approximately $1.4 billion of availability under the revolving credit facility. Current debt maturities as of March 31, 2007, were $37 million. Annual interest costs on the borrowings outstanding at March 31, 2007, were $434 million.

As of March 31, 2007, we were in compliance with all applicable financial covenants associated with our borrowings.

We may also incur additional indebtedness from time to time for general corporate purposes, including working capital requirements and capital expenditures. Regulatory restrictions and the terms of our indebtedness, however, limit our ability to incur additional indebtedness, raise capital through our subsidiaries, pledge the stock of our subsidiaries, encumber our assets or the assets of our subsidiaries, or cause our subsidiaries to guarantee our indebtedness.

Following the spin-off, we were subject to true-up calculations to account for certain agreed upon matters, including net working capital, capital expenditures, spin-off costs and income taxes. Based on a preliminary calculation of the true-up, we accrued approximately $72 million, which was reflected in “Accounts payable” in the Consolidated Balance Sheet as of March 31, 2007. This calculation is preliminary and reflects management’s best estimate, however the ultimate outcome is still subject to further adjustment based on the processes agreed upon in the separation and distribution agreement. Embarq expects this true-up to be finalized and settled during 2007.

We expect to pay regular quarterly dividends. Our ability to fund a regular quarterly dividend will be impacted by our ability to generate cash from operations. The declaration, amount and timing of future dividends will be at the discretion of our board of directors, and will depend upon many factors, including our financial condition, results of operations, growth prospects, funding requirements, applicable law, and other factors our board of directors deems relevant.

On April 24, 2007, our board of directors declared a dividend of $0.625 per share on our common stock. The dividend is payable June 30, 2007, to stockholders of record at the close of business on June 8, 2007. This second quarter dividend represents a 25% increase from the first quarter dividend of $0.50 per share.

In connection with the spin-off, we established our own pension and postretirement benefit plans. Our pension plan is funded at a level in excess of current federal minimum requirements. Contributions during 2007 are expected to be approximately $60 to $75 million. Contribution levels are ultimately at the discretion of the board of directors and will be determined based on future plan asset and liability levels and in accordance with applicable pension funding laws and regulations. Other postretirement benefit payments, including medical and life insurance benefits for certain eligible retirees, are currently expected to be less than $60 million annually.

Part I.

Item 3.

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

Approximately 84% of our outstanding debt at March 31, 2007, is fixed-rate debt. While changes in interest rates impact the fair value of this debt, there is no impact on earnings and cash flows because we intend to hold these obligations to maturity unless market and regulatory conditions favor different treatment.

We perform interest rate sensitivity analyses on our variable-rate debt. These analyses indicate that a 1% point change in interest rates would have an annual pre-tax impact of $10 million on the Consolidated Statements of Operations and Comprehensive Income (Unaudited) and Consolidated Statements of Cash Flows (Unaudited) at March 31, 2007. While earnings and cash flows are impacted as interest rates change, our variable-rate debt is not subject to changes in fair values.

We also perform a sensitivity analysis on the fair market value of our outstanding debt. A 10% decrease in market interest rates would cause an increase of approximately $199 million in fair market value of our outstanding debt at March 31, 2007.

Item 4T. Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, and in connection with the preparation of this quarterly report on Form 10-Q, our management, including the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer each concluded that the design and operation of the disclosure controls and procedures were effective as of March 31, 2007, in providing assurance that information required to be disclosed in reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and in providing reasonable assurance that the information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

During the first quarter of 2007, there have been no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.

Other Information

Part II. – Other Information

Item 1. Legal Proceedings

Various lawsuits, including putative class actions, regulatory proceedings and other claims typical for a business enterprise are pending against or would otherwise impact the entities comprising Embarq or for which Embarq has assumed contractual liability in connection with the spin-off. While it is not possible to determine the ultimate disposition of each of these proceedings and whether they will be resolved consistent with Embarq’s expectations, Embarq expects that the outcome of these proceedings, individually or in the aggregate, will not have a material adverse effect on its financial condition or results of operations.

Item 1A. Risk Factors

There have been no material changes to the risk factors, disclosed in Item 1A to Part I in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Quarter Ended March 31, 2007	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Program
January 1 through January 31	—	—	—	—
February 1 through February 28	41,321	$56.14	—	—
March 1 through March 31	—	—	—	—

Total	41,321	$56.14	—	—

(1)	Acquisitions of equity securities during the first quarter of 2007 were in connection with the repurchase of an equivalent number of shares that were issued in error related to stock options that were inappropriately credited to employee and non-employee accounts by our equity service provider in 2006. The table does not reflect shares purchased on the open market by Embarq’s benefit plans pursuant to the reinvestment of cash dividends in Embarq common stock held by the plans’ stock funds.

Item 3. Defaults Upon Senior Securities

There were no reportable events during the quarter ended March 31, 2007.

Item 4. Submission of Matters to a Vote of Security Holders

There were no reportable events during the quarter ended March 31, 2007.

Item 5. Other Information

There were no reportable events during the quarter ended March 31, 2007.

Item 6. Exhibits

Exhibit Number	Description

2.1*	Separation and Distribution Agreement (Incorporated by reference to Exhibit 2.1 to Amendment No. 4 to the Registration Statement on Form 10 (File No. 001-32732), filed with the Securities and Exchange Commission on May 2, 2006)

2.2*	Transition Services Agreement between Embarq Corporation (receiver) and Sprint Nextel Corporation (provider) dated as of January 20, 2006 (Incorporated by reference to Exhibit 2.2 to Amendment No. 3 to the Registration Statement on Form 10 (File No. 001-32732), filed with the Securities and Exchange Commission on April 28, 2006)

2.3*	Transition Services Agreement between Embarq Corporation (provider) and Sprint Nextel Corporation (receiver) dated as of January 20, 2006 (Incorporated by reference to Exhibit 2.3 to Amendment No. 3 to the Registration Statement on Form 10 (File No. 0001-32732), filed with the Securities and Exchange Commission on April 28, 2006)

2.4*	Tax Sharing Agreement dated as of May 17, 2006 by and among Sprint Nextel Corporation, Embarq Corporation and certain Embarq subsidiaries (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on May 18, 2006)

2.5*	Employee Matters Agreement dated as of May 17, 2006 between Sprint Nextel Corporation and Embarq Corporation (Incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on May 18, 2006)

2.6*	Patent Agreement dated as of May 17, 2006 by and between Sprint Nextel Corporation and Embarq Corporation (Incorporated by reference to Exhibit 2.5 to the Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on May 18, 2006)

2.7*	Trademark Assignment and License Agreement dated as of May 17, 2006, by and among Sprint Nextel Corporation, Embarq Corporation and certain Embarq subsidiaries (Incorporated by reference to Exhibit 2.3 to the Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on May 18, 2006)

2.8*	Software and Proprietary Information Agreement dated as of May 17, 2006 by and between Embarq Corporation and Sprint Nextel Corporation (Incorporated by reference to Exhibit 2.4 to the Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on May 18, 2006)

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Registration Statement on Form 10 (File No. 001-32732), filed with the Securities and Exchange Commission on May 2, 2006)

3.2	Amended and Restated Bylaws, as amended (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on July 25, 2006)

4.1	Indenture, dated as of May 17, 2006, by and between Embarq Corporation and J.P. Morgan Trust Company, National Association, a national banking association, as trustee (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on May 18, 2006)

4.2	6.738% Global Note due 2013 (Incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K (File No. 001-32372), filed with the Securities and Exchange Commission on March 9, 2007)

4.3	7.082% Global Note due 2016 (Incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K (File No. 001-32372), filed with the Securities and Exchange Commission on March 9, 2007)

4.4	7.995% Global Note due 2036 (Incorporated by reference to Exhibit 4.4 to the Registrant’s Annual Report on Form 10-K (File No. 001-32372), filed with the Securities and Exchange Commission on March 9, 2007)

4.5	Credit Agreement, dated May 10, 2006, by and among Embarq Corporation (borrower), the banks, financial institutions and other institutional lenders (initial lenders) and issuers of letters of credit (initial issuing banks) and Citibank, N.A., as administrative agent (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on May 11, 2006)

10.1	Summary of Embarq Corporation 2007 Short-Term Incentive Program Plan (Incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K (File No. 001-32372), filed with the Securities and Exchange Commission on March 9, 2007)

10.2	Form of 2007 Award Agreement for Executive Officers other than Mr. Hesse (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-32372), filed with the Securities and Exchange Commission on February 27, 2007)

10.3	Form of 2007 Award Agreement for Daniel R. Hesse (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-32372), filed with the Securities and Exchange Commission on February 27, 2007)

10.4	Executive Severance Plan, Including Form of Participation Agreement (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-32372), filed with the Securities and Exchange Commission on April 30, 2007)

10.5	Form of 2007 Award Agreement of Outside Directors (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-32372), filed with the Securities and Exchange Commission on April 30, 2007)

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Dated: May 2, 2007