Form 10-Q
period 2007-06-30
Embarq CORP
filed 2007-08-01
CIK 1350031

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended June 30, 2007

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

COMMON SHARES OUTSTANDING AT JULY 30, 2007:

COMMON STOCK: 152,575,431

EMBARQ CORPORATION

Part I – Financial Information

Item 1. Financial Statements

EMBARQ CORPORATION

CONSOLIDATED BALANCE SHEETS

(millions, except per share data)

	As of June 30, 2007	As of December 31, 2006
	(Unaudited)
Assets
Current assets
Cash and equivalents	$14	$53
Accounts receivable, net of allowance for doubtful accounts of $54 and $53, respectively	656	660
Inventories, net	170	179
Prepaid expenses and other current assets	152	131

Total current assets	992	1,023
Gross property, plant and equipment	20,880	20,805
Accumulated depreciation	(13,043)	(12,817)

Net property, plant and equipment	7,837	7,988
Goodwill	27	27
Other assets	35	53

Total	$8,891	$9,091

Liabilities and Stockholders’ Equity
Current liabilities
Current maturities of long-term debt	$54	$37
Accounts payable	436	503
Accrued taxes	146	164
Payroll and employee benefits	159	198
Deferred revenue	207	211
Accrued interest	55	52
Other current liabilities	108	99

Total current liabilities	1,165	1,264
Noncurrent liabilities
Long-term debt	6,069	6,421
Deferred income taxes	1,098	1,039
Benefit plan obligations	359	685
Other noncurrent liabilities	165	150

Total noncurrent liabilities	7,691	8,295
Stockholders’ equity
Preferred stock, $.01 par value; 200 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,250 shares authorized; 152.5 and 149.7 shares issued and outstanding	2	1
Paid-in capital	(274)	(414)
Retained earnings	470	308
Accumulated other comprehensive income (loss)	(163)	(363)

Total stockholders’ equity	35	(468)

Total	$8,891	$9,091

See accompanying Condensed Notes to Consolidated Financial Statements (Unaudited)

EMBARQ CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

(millions, except per share data)

	Quarters Ended June 30,		Year to Date June 30,
	2007	2006	2007	2006
Net Operating Revenues
Service revenues	$1,454	$1,410	$2,912	$2,796
Product revenues	151	169	282	344

Total net operating revenues	1,605	1,579	3,194	3,140

Operating Expenses
Cost of services	404	367	821	745
Cost of products	142	149	269	309
Selling, general and administrative	395	403	799	822
Depreciation	264	254	534	492

Total operating expenses	1,205	1,173	2,423	2,368

Operating Income	400	406	771	772
Interest expense	111	68	220	87
Other (income) expense, net	—	(3)	—	(8)

Income Before Income Taxes	289	341	551	693
Income tax expense	113	125	215	263

Net Income	$176	$216	$336	$430

Amendments to and remeasurement of other postretirement benefit plans, net of tax	(196)	—	(196)	—
Amortization of benefit plan prior service cost and actuarial losses, net of tax	(4)	—	(6)	—
Unrealized holding gains on cash flow derivatives, net of tax	—	(18)	—	(39)
Amortization of cash flow derivatives, net of tax	1	—	2	—

Comprehensive Income, Net of Tax	$375	$234	$536	$469

		(Pro forma)		(Pro forma)
Earnings per Common Share
Basic	$1.16	$1.45	$2.23	$2.89

Diluted	$1.15	$1.44	$2.20	$2.87

Weighted Average Common Shares Outstanding
Basic	151.8	149.1	151.0	149.1
Potentially dilutive shares under equity incentive plans	1.8	0.9	2.0	0.8

Diluted	153.6	150.0	153.0	149.9

See accompanying Condensed Notes to Consolidated Financial Statements (Unaudited)

EMBARQ CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(millions)

	Year to Date June 30,
	2007	2006
Operating Activities
Net income	$336	$430
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	534	492
Provision for losses on accounts receivable	37	24
Deferred and uncertain income tax provisions	(52)	(38)
Stock-based compensation expense	30	2
Net gain on sales of assets	(7)	(7)
Other, net	22	7
Changes in assets and liabilities:
Accounts receivable	(26)	(18)
Inventories and other current assets	(30)	92
Accounts payable and other current liabilities	(149)	149
Accrued Interest	3	49
Noncurrent assets and liabilities, net	7	(1)

Net cash provided by operating activities	705	1,181

Investing Activities
Capital expenditures	(371)	(449)
Proceeds from construction reimbursements	5	5
Proceeds from sales of assets	18	20

Net cash used by investing activities	(348)	(424)

Financing Activities
Issuance of long-term debt	—	1,600
Principal payments on long-term debt	(462)	(2)
Borrowings under revolving credit agreement	585	500
Repayments under revolving credit agreement	(455)	(500)
Net cash paid to Sprint Nextel associated with the spin-off	—	(2,208)
Proceeds from common stock issued	88	—
Purchase of treasury shares	(2)	—
Dividends paid to stockholders	(174)	—
Dividends paid to Sprint Nextel	—	(194)
Excess tax benefits from stock-based compensation	21	—
Other, net	3	(6)

Net cash used by financing activities	(396)	(810)

Increase (Decrease) in Cash and Equivalents	(39)	(53)
Cash and Equivalents at Beginning of Period	53	103

Cash and Equivalents at End of Period	$14	$50

See accompanying Condensed Notes to Consolidated Financial Statements (Unaudited)

EMBARQ CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(millions)

	Preferred Stock	Common Stock	Treasury Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
December 31, 2006 balance	$—	$1	$—	$(414)	$308	$(363)	$(468)
Cumulative effect of adoption of FIN 48, net of tax	—	—	—	—	1	—	1

January 1, 2007 balance	—	1	—	(414)	309	(363)	(467)
Net income	—	—	—	—	336	—	336
Dividends to shareholders ($1.125 per share)	—	—	—	—	(175)	—	(175)
Common stock issued	—	1	—	89	—	—	90
Purchase of treasury stock	—	—	2	—	—	—	2
Issuance of treasury stock	—	—	(2)	—	—	—	(2)
Stock-based compensation expense	—	—	—	30	—	—	30
Excess tax benefits from stock-based compensation	—	—	—	21	—	—	21
Amendments to and remeasurement of other postretirement benefit plans (net of tax)	—	—	—	—	—	196	196
Amortization of (net of tax):
Benefit plan prior service cost and actuarial losses	—	—	—	—	—	6	6
Cash flow derivative	—	—	—	—	—	(2)	(2)

June 30, 2007 balance	$—	$2	$—	$(274)	$470	$(163)	$35

See accompanying Condensed Notes to Consolidated Financial Statements (Unaudited)

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

Note 1. Background and Basis of Presentation

Formation of the Entity and Nature of Operations

Embarq was incorporated in 2005 under the laws of Delaware. Formerly, Embarq was a wholly owned subsidiary of Sprint Nextel Corporation (Sprint Nextel). In December 2004, Sprint Nextel announced its intention to spin-off its local communications business and product distribution operations from its other businesses in a tax-free transaction. On May 17, 2006, the date of our spin-off, in exchange for, and as a condition to, the transfer of assets and the assumption of liabilities described below, Embarq (1) issued to Sprint Nextel 149.1 million shares of company common stock and (2) issued to Sprint Nextel $4.5 billion of Embarq senior notes and transferred to Sprint Nextel $2.1 billion in cash. In exchange for, and contemporaneously with, the issuance of Embarq’s common stock and transfer of debt and cash, Sprint Nextel transferred the Embarq assets, at historical cost, consisting of Sprint Nextel’s local communications operations, wholesale product distribution operations and consumer and certain business long distance customers located in its local service territories; and Embarq assumed certain liabilities related to its business. The spin-off was completed through a pro rata distribution to Sprint Nextel shareholders consisting of one share of Embarq common stock for every 20 shares of Sprint Nextel voting and non-voting shares owned by Sprint Nextel’s shareholders as of the close of business on May 8, 2006, the record date for the distribution.

Embarq provides, both directly and through its wholesale and sales agency relationships, a suite of communications services, consisting of local and long distance voice services, data services, high-speed Internet access, wireless services and satellite video services to consumer and business customers in its local service territories in 18 states. Through the Telecommunications segment, Embarq offers regulated local communications services as an incumbent local exchange carrier. Embarq also provides access to its local network and wholesale communications services for other carriers, communications equipment for business markets and other communications-related services. Through its Logistics segment, Embarq engages in wholesale product distribution, logistics and configuration services.

As of June 30, 2007, Embarq had approximately 20 thousand active employees. Approximately 35% of these employees were represented by unions that were subject to collective bargaining agreements and approximately 12% have collective bargaining agreements that will expire within one year. Approximately 4% of Embarq’s employees were subject to collective bargaining agreements that expired during the first quarter of 2007 and as of June 30, 2007, renewal negotiations were still in progress. These negotiations are not expected to have a material impact on Embarq’s operations or consolidated financial statements. There were no material changes related to other employee collective bargaining agreements during the quarter and year to date periods ended June 30, 2007.

Basis of Presentation

The accompanying consolidated financial statements reflect Embarq’s consolidated operations as a separate, stand-alone entity following the spin-off, together with the combined historical operations of the entities which comprised the local communications business and product distribution operations of Sprint Nextel before the spin-off. The impacts of the spin-off, as highlighted above, have been reflected in the consolidated financial statements for periods after the spin-off. Accordingly, results before the spin-off are not fully comparable to those after the spin-off.

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

The financial information in these consolidated financial statements do not include all the expenses that would have been incurred had Embarq been a separate, stand-alone entity and do not reflect Embarq’s results of operations and cash flows had Embarq been a separate, stand-alone entity through May 17, 2006. Embarq’s management believes that all historical costs of operations were reflected in the consolidated financial statements.

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

For a period of approximately two years following the spin-off, Sprint Nextel and Embarq will continue to provide one another with many of the services discussed above, at cost, pursuant to transition services agreements. In order to exit these arrangements, both Sprint Nextel and Embarq will arrange to procure these services from third parties or through their own employees. During the second quarter of 2007, Embarq entered into contractual commitments of approximately $130 million to procure, for a five year period, certain services previously provided under the transitional service agreements.

In addition to transition services agreements, Embarq entered into other agreements with Sprint Nextel covering such matters as commercial services, employee matters, intellectual property and tax sharing. A brief summary of each follows:

•

Commercial service agreements govern how Embarq and Sprint Nextel will obtain certain services from one another. The pricing in these agreements is based on each company’s market rates. These agreements allow Embarq to brand and market wireless and long distance services and to sell Sprint Nextel branded wireless, long-distance and data services pursuant to an agency agreement. Embarq also provides Sprint Nextel with access circuits, calling name database services and routing of wireless-originated toll free calls.

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

Following the spin-off, Embarq is subject to true-up calculations to account for certain agreed upon matters with Sprint Nextel, including net working capital, capital expenditures, spin-off costs and income taxes. Based on a preliminary calculation of the true-up, Embarq has reflected management’s best estimate of the amount due as accounts payable in the June 30, 2007, Consolidated Balance Sheet. This calculation is preliminary and the ultimate outcome is still subject to further adjustment based on the processes agreed upon in the separation and distribution agreement.

Property, Plant and Equipment

Embarq records property, plant and equipment at historical cost. Embarq follows a straight line, group method of depreciation accounting. The costs of homogeneous units of property are aggregated to form group assets that are depreciated over an average economic useful life established for each group. Estimates and assumptions are used both in establishing the average economic lives and testing for recoverability. Assumptions are based on internal studies of use, industry data on lives, recognition of technological advancements and understanding of business strategy. Assumptions are reevaluated annually. Generally, changes in economic life estimates are effected through changes in the remaining depreciable lives of the applicable group assets and are considered an accounting estimate in accordance SFAS No. 154, Accounting Changes and Error Corrections.

On an annual basis, Embarq performs an analysis of the remaining life depreciation rates. In 2007, depreciation rates for digital switching equipment and digital loop carrier equipment were reduced. For the quarter and year to date periods ended June 30, 2007, these rate reductions resulted in decreased depreciation expense of $11 million and $23 million, respectively, with a corresponding increase in basic and diluted earnings per share of $0.04 and $0.09, respectively. The depreciation reductions were more than offset by incremental depreciation expense related to assets transferred to Embarq at spin-off, increased depreciation expense related to growth in plant assets and capitalized sales and use tax assessments. For the quarter and year to date periods ended June 30, 2006, the 2006 annual depreciation rate study resulted in a decrease in depreciation expense of $7 and $14 million, respectively, and an increase of $0.03 and $0.06 per basic and diluted share, respectively.

Earnings per Common Share

Basic and diluted earnings per share for the quarter and year to date periods ended June 30, 2007, was computed in accordance with Statement of Financial Accounting Standard (SFAS) No. 128, Earnings per Share. For purposes of calculating pro forma basic and diluted earnings per share for the quarter and year to date periods ended June 30, 2006, Embarq assumed that the total common shares issued at spin-off, as well as its related potential dilutive securities, were outstanding for the period from January 1, 2006, through May 17, 2006.

Recently Adopted Accounting Pronouncements

As of January 1, 2007, Embarq adopted Financial Accounting Standards Board (FASB) Interpretation (FIN) 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. As prescribed by the interpretation, the cumulative effect of applying these provisions was reported as an adjustment to the opening balance of retained earnings. Embarq records interest associated with these liabilities as interest expense. Associated penalties are recorded as income tax expense. During the second quarter of 2007, the FASB issued FIN 48-1, Definition of a Settlement in FASB Interpretation 48, which clarified when an uncertain tax position is considered to be settled. See Note 7, Income Taxes, for additional information.

Note 2. Debt and Financial Instruments

Under Embarq’s credit agreement, the quarter and year to date periods ended June 30, 2007, there were net payments by Embarq of $250 million and $460 million, respectively, on the term facility, and net advances to Embarq of $280 million and $130 million, respectively, on the revolving credit facility. As of June 30, 2007, Embarq’s long-term debt had a carrying value of approximately $6.1 billion and a fair value of approximately $6.2 billion.

Note 3. Restructuring and Severance Actions

In the 2007 first quarter, Embarq incurred a $14 million charge related to severance for about 200 employees in an effort to better align organization resources with the needs of Embarq’s business. Of this amount, $2 million was reflected as costs of services and $12 million as selling, general and administrative expense in the accompanying Consolidated Statements of Operations and Comprehensive Income (Unaudited). This action resulted in a $13 million charge for the Telecommunications segment and $1 million for the Logistics segment.

In the 2006 first quarter, Embarq completed a restructuring program with the goal of improving its cost structure. The restructuring resulted in a $30 million charge, due to severance for approximately 420 employees. Of this amount, $20 million was reflected as costs of services and $10 million as selling, general and administrative expense in the accompanying Consolidated Statements of Operations and Comprehensive Income (Unaudited). The restructuring resulted in a $26 million charge for the Telecommunications segment and $4 million for the Logistics segment. As of June 30, 2007, severance obligations associated with this action were substantially satisfied.

Note 4. Employee Benefit Plans

Before the spin-off, Embarq participated in Sprint Nextel’s defined benefit pension plan and other postretirement benefit plans. Under these plans, net periodic benefit costs were allocated to Embarq. For the quarter and year to date period ended June 30, 2006, total allocated pension and other postretirement costs were as follows.

	Pre Spin-off
	Quarter Ended June 30, 2006	Year to Date June 30, 2006
	(millions)
Pension cost	$7	$20
Other postretirement benefit cost	$1	$2

Following the spin-off, Embarq established its own defined benefit pension plan and other postretirement benefit plans and directly recognizes all costs associated with these plans. The following table reflects the post spin-off components of net periodic benefit cost for the quarter and year to date periods ended June 30, 2006:

	Post Spin-off
	Quarter and Year to Date Period Ended June 30, 2006
	Pension Benefits	Other Post- retirement Benefits
	(millions)
Service cost	$7	$1
Interest cost	21	4
Expected return on plan assets	(29)	—
Amortization of prior service cost (benefit)	2	(7)
Amortization of actuarial losses	6	3

Net cost	$7	$1

The net periodic benefit cost for the defined benefit pension plan and other postretirement benefit plans for the quarter and year to date periods ended June 30, 2007 were as follows:

	Quarter Ended June 30, 2007		Year to Date June 30, 2007
	Pension Benefits	Other Post- retirement Benefits	Pension Benefits	Other Post- retirement Benefits
	(millions)
Service cost	$14	$2	$28	$4
Interest cost	49	9	97	18
Expected return on plan assets	(66)	(1)	(131)	(2)
Amortization of prior service cost (benefit)	4	(15)	8	(29)
Amortization of actuarial losses	10	4	20	8

Net cost (benefit)	$11	$(1)	$22	$(1)

During the second quarter of 2007, Embarq amended its other postretirement medical and life insurance plans to eliminate medical coverage and Medicare premium subsidies for Medicare-eligible retirees and Medicare-eligible beneficiaries, effective January 1, 2008. In addition, these amendments capped the maximum amount of life insurance benefits through the company-sponsored plan for qualified retirees at $10,000, effective January 1, 2008, and eliminated company-provided life insurance coverage for retirees who have benefits through a separate subsidiary company-sponsored plan, effective September 1, 2007.

These amendments were accounted for as plan amendments and reduced Embarq’s benefit plan obligation at June 30, 2007, by $301 million, with a corresponding increase in Accumulated Other Comprehensive Income (Loss), net of tax. The reduction in the obligation will be amortized to other postretirement benefit cost over the remaining average life of retirees, beginning in July 2007. In re-measuring its other postretirement benefit obligations to reflect these amendments, Embarq utilized updated assumptions as of June 30, 2007; specifically the discount rate was increased to 6.4% from 6.1%.

Note 5. Stock-based Compensation

As part of its compensation programs, Embarq issues stock options and nonvested stock units, otherwise referred to as restricted stock units. Embarq uses the Black-Scholes-Merton model to calculate the fair value of stock options. Effective January 1, 2007, Embarq began using the closing stock price on the date of grant to calculate the fair value of restricted stock units. This change did not materially affect the consolidated financial statements.

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

On February 22, 2007, approximately 0.8 million stock options and 0.5 million restricted stock units were granted to executive officers and other employees as part of Embarq’s 2007 long-term incentive program. Approximately 34% of the stock options will vest on February 22, 2008, and 33% will vest on each of February 22, 2009 and 2010. The restricted stock units will vest in equal installments with 50% vesting on each of February 22, 2009 and 2010. These restricted stock units contain performance provisions that could result in an increase in the number and corresponding compensation expense to 200% of the initial number of awards or a reduction in the number of awards and the related compensation expense to zero. The fair value was $11.98 per stock option and $56.43 per restricted stock unit.

In addition, on February 22, 2007, approximately 0.2 million stock options were granted to Embarq’s chief executive officer as a long-term retention award. These options have a fair value of $12.24 per option and will vest in full on February 22, 2011.

The significant assumptions used to calculate the fair value of each stock option award were as follows:

	2007 Annual Grant	Retention Award
Underlying stock price	$56.43	$56.43
Exercise price	$56.43	$56.43
Expected volatility	24.36%	24.62%
Risk-free interest rate	4.73%	4.73%
Expected dividend yield	3.54%	3.54%
Expected term (years)	6.00	6.25

Total compensation expense related to these awards was $50.5 million, which is expected to be recognized over a weighted average vesting period of 2.5 years. As of June 30, 2007, approximately $11 million related to these awards has been expensed in the Consolidated Statements of Operations and Comprehensive Income (Unaudited).

Note 6. Commitments and Contingencies

Sprint Nextel has identified seven former manufactured gas plant sites that may have been owned or operated by entities acquired by Embarq’s subsidiary, Centel Corporation, before the company was acquired by Sprint Nextel. These sites are not currently owned or operated by either Sprint Nextel or Embarq. On three sites, Embarq and the current landowners are working with the Environmental Protection Agency (EPA) pursuant to administrative consent orders. Expenditures pursuant to the orders are not expected to be material. On five sites, including the three sites where the EPA is involved, Centel Corporation has entered into agreements with other potentially responsible parties to share costs. Further, Sprint Nextel has agreed to indemnify Embarq for most of any eventual liability arising from all seven of these sites.

Various lawsuits, including putative class actions, regulatory proceedings and other claims typical for a business enterprise are pending against or would otherwise impact the entities comprising Embarq, including those for which Embarq has assumed contractual liability in connection with the spin-off. While it is not possible to determine the ultimate disposition of each of these proceedings and whether they will be resolved consistent with Embarq’s expectations, Embarq expects that the outcome of these proceedings, individually or in the aggregate, will not have a material adverse effect on its financial condition or results of operations.

Note 7. Income Taxes

Before spin-off, Embarq’s operations were included in the consolidated federal income tax return and certain unitary or combined state income tax returns of Sprint Nextel. Income taxes before the spin-off, however, were calculated and provided for by Embarq on a separate tax return basis where income taxes were paid to or received from Sprint Nextel. After the spin-off, Embarq became a separate, stand-alone taxable entity.

Embarq records deferred income taxes based on temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their tax basis. Deferred taxes are subject to modification. Management does not expect these modifications, if any, to have a material impact on the current year financial results.

The differences that caused Embarq’s effective income tax rates to vary from the 35% federal statutory rate for income taxes related to continuing operations were as follows:

	Year to Date June 30,
	2007	2006
	(millions)
Income tax expense at the federal statutory rate	193	243
Effect of:
State income taxes, net of federal income tax effect	22	27
Other, net	—	(7)

Income tax expense	215	263

Effective income tax rate	39.0%	38.0%

As of January 1, 2007, Embarq adopted FIN 48 by analyzing uncertain tax positions for tax periods prior and subsequent to spin-off. The total amount of unrecognized tax benefits related to these positions was approximately $300 million primarily related to the classification of Universal Service Fund (USF) receipts as taxable income. While the ultimate recognition of USF receipts is highly certain, there is uncertainty about the timing of such recognition. Of the $300 million, approximately $55 million represented uncertain tax positions that could result in a potential future obligation. The remaining $245 million represents refund claims. Due to the uncertainty of these refund claims, Embarq has not recognized the impact to current or deferred taxes in its financial statements. The amount of unrecognized tax benefit that would impact the effective tax rate was $5 million.

As a result, the adoption of FIN 48 resulted in an increase in retained earnings of $1 million and increases in other current and noncurrent liabilities of $57 million related to uncertain tax positions taken in prior years and includes $2 million of interest and penalties. During the second quarter of 2007, the FASB issued FIN 48-1, which clarified when an uncertain tax position is considered to be settled. This interpretation did not materially impact Embarq’s FIN 48 analysis.

Embarq expects it is reasonably possible the liability for uncertain tax positions related to USF will increase by $20 million to $25 million in 2007.

It is reasonably possible that settlements will be made with various tax authorities related to tax positions taken on prior year returns. During 2007, it is reasonably possible the liability related to uncertain tax positions for these matters may be settled, resulting in a $10 million to $20 million decrease in the liability.

For years before 1990, Embarq is generally no longer subject to examination by U.S. federal, state, and local tax authorities, either as a component of Sprint Nextel’s income tax returns or on a stand-alone basis.

The total liability for uncertain tax positions as of June 30, 2007 is $63 million.

Note 8. Segment Information

Embarq has two segments, Telecommunications and Logistics. The Telecommunications segment consists primarily of regulated local communications companies operating in 18 states. This segment provides, both directly and through wholesale and sales agency relationships, local voice and data, high-speed Internet, long distance, wireless, satellite video and other services to customers within Embarq’s local service territories. The Telecommunications segment also provides access to Embarq’s local network and other wholesale communications services to other carriers. The Logistics segment engages in wholesale distribution of communications products and other services to third parties.

Embarq manages its segments to the operating income level. Items such as interest, other income and expense, or income taxes are managed at the consolidated level. The reconciliation for operating income to net income is shown on the face of the accompanying Consolidated Statements of Operations and Comprehensive Income (Unaudited).

For the quarter and year to date periods ended June 30, 2006, Embarq reported operations in two operating segments, Local and Product Distribution. In the 2006 third quarter, Embarq adopted as its operating segments Telecommunications and

Logistics instead of Local and Product Distribution. The presentation of the Logistics segment was changed to align it with management’s view of the business. The primary difference between the Logistics segment and the former Product Distribution segment is that only revenues derived from sales to third parties, along with the related direct and allocated costs of those revenues, are presented. Consequently, segmental results of operations were recast to reflect this change for the quarter and year to date periods ended June 30, 2006.

The financial information by operating segment for the quarter and year to date periods ended June 30, 2007 and 2006 was as follows:

	Telecommunications	Logistics	Consolidated
	(millions)
Quarter Ended June 30, 2007
Voice	$1,071	$—	$1,071
Data	188	—	188
High-speed Internet	121	—	121
Wireless	11	—	11
Other	63	—	63

Service revenues	$1,454	—	$1,454
Product revenues	28	123	151

Total net operating revenues	$1,482	$123	$1,605

Operating income	$396	$4	$400

	Telecommunications	Logistics	Consolidated
	(millions)
Quarter Ended June 30, 2006
Voice	$1,073	$—	$1,073
Data	174	—	174
High-speed Internet	95	—	95
Other	68	—	68

Service revenues	1,410	—	1,410
Product revenues	31	138	169

Total net operating revenues	$1,441	$138	$1,579

Related party revenues (included in net operating revenues)	$34	$6	$40

Operating income (loss)	$409	$(3)	$406

	Telecommunications	Logistics	Consolidated
	(millions)
Year to Date June 30, 2007
Voice	$2,155	$—	$2,155
Data	377	—	377
High-speed Internet	237	—	237
Wireless	20	—	20
Other	123	—	123

Service revenues	$2,912	—	$2,912
Product revenues	50	232	282

Total net operating revenues	$2,962	$232	$3,194

Operating income	$770	$1	$771

	Telecommunications	Logistics	Consolidated
	(millions)
Year to Date June 30, 2006
Voice	$2,117	$—	$2,117
Data	343	—	343
High-speed Internet	187	—	187
Other	149	—	149

Service revenues	2,796	—	2,796
Product revenues	54	290	344

Total net operating revenues	$2,850	$290	$3,140

Related party revenues (included in net operating revenues)	$124	$14	$138

Operating income (loss)	$782	$(10)	$772

Note 9. Universal Service Fund

Embarq records federal and state USF surcharges on a gross basis. The total amount of surcharges related to voice, high-speed internet, wireless and long distance recorded in net operating revenues was as follows:

	Quarters Ended June 30,		Year to Date June 30,
	2007	2006	2007	2006
	(millions)
Federal and state USF surcharges	$24	$26	$46	$50

Note 10. Supplemental Cash Flow Information and Non-Cash Activities

Embarq’s supplemental cash flow information and non-cash activities for the year to date periods ended June 30, 2007 and 2006 were as follows:

	Year to Date June 30,
	2007	2006
	(millions)
Supplemental Cash Flow Information
Cash paid for interest, net of amounts capitalized	$221	$38
Cash paid for income taxes	$290	$118
Non-cash Activities
Capital expenditure accrual	$15	$—
Extinguishment of debt	3	—
Issuance of treasury stock to the Employee Stock Purchase Plan	2	—
Transactions with Sprint Nextel associated with spin-off:
Distribution of senior notes	—	(4,485)
Transfer of notes receivable	—	460
Transfer of property, plant and equipment, net	—	310
Transfer of post-retirement and other benefit obligations	—	(314)
Transfer of other assets & liabilities, net	—	71
Deferred taxes related to assets and liabilities transferred	—	254

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

Item 2.

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

Future performance cannot be ensured. Actual results may differ materially from those in the forward-looking statements. Some factors that could cause our actual results to differ include:

•	the effects of vigorous competition in the markets in which we operate;

•	the impact of new, emerging or competing technologies on our business;

•	the impact of changes in the legal and regulatory environment, including compliance with regulatory mandates;

•	our revenues and operating costs may be different than expected;

•	our different capital structure as an independent company, including our access to capital, credit ratings, indebtedness and ability to raise additional financing;

•	volatility in the equity market;

•	the impact of any adverse change in the ratings assigned to our debt by ratings agencies on the cost of our financing and our ability to raise additional financing if needed;

•	the effects of other mergers and consolidations in the industries relevant to our operations and unexpected announcements or developments from others in those industries;

•	the costs and business risks associated with providing new services;

•	the uncertainties related to our investments in networks, systems and other businesses;

•	the uncertainties related to the implementation of our business strategies;

•	the impact of equipment failure, hurricanes and other natural disasters, terrorist acts or other breaches of network or information technology security;

•	the inability of third parties to perform to our requirements under agreements related to our business operations;

•	our ownership of or ability to license technology that may be necessary to expand our product offerings;

•	restrictions in our patent agreement with Sprint Nextel;

•	unexpected results of litigation filed against our company;

•	a determination by the IRS that the spin-off should be treated as a taxable transaction;

•	the possible impacts on our business of changes in political or other factors, such as monetary policy, or other external factors over which we have no control;

•	other risks referenced in our Annual Report on Form 10-K, including in Part I, Item 1A, “Risk Factors”, and from time to time in other filings of ours with the SEC.

You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this document. Except as required by law, we undertake no obligation to publicly update or release any revisions to these forward-looking statements to reflect any events or circumstances after the date of this document or to reflect the occurrence of unanticipated events.

OVERVIEW

We were incorporated in 2005 under the laws of Delaware. We formerly were a wholly owned subsidiary of Sprint Nextel. In December 2004, Sprint Nextel announced its intention to spin-off its local communications business and product distribution operations from its other businesses in a tax-free transaction. On May 17, 2006, in exchange for, and as a condition to, the transfer of assets and the assumption of liabilities described below, we (1) issued to Sprint Nextel 149.1 million shares of our common stock and (2) issued to Sprint Nextel $4.5 billion of Embarq senior notes and transferred to Sprint Nextel $2.1 billion in cash. In exchange for, and contemporaneously with, the issuance of our common stock and transfer of debt and cash, Sprint Nextel transferred the Embarq assets, at historical cost, consisting of Sprint Nextel’s local communications operations, wholesale product distribution operations and the consumer and certain business long distance customers located in our service territories; and we assumed certain liabilities related to our business. The spin-off was completed through a pro rata distribution to Sprint Nextel shareholders consisting of one share of our common stock for every 20 shares of Sprint Nextel voting and non-voting shares owned by Sprint Nextel’s shareholders as of the close of business on May 8, 2006, the record date for the distribution.

Operations

We provide, both directly and through wholesale and sales agency relationships, a suite of communications services, consisting of local and long distance voice services, data services, high-speed Internet access, wireless services and satellite video services to consumer and business customers in our local service territories in 18 states. Through our Telecommunications segment, we offer regulated local communications services as an incumbent local exchange carrier to roughly 5% of U.S. households, with approximately 6.7 million access lines, as of June 30, 2007. We also provide access to our local network and wholesale communications services for other carriers, communications equipment for business markets and other communications-related services. Through our Logistics segment, we engage in wholesale product distribution, logistics and configuration services.

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

Our wholesale business strategy is structured around increasing the utilization and achieved return of our core network investment by providing a full set of wholesale services to other carriers and wireless providers. Services offered include switched access, special access, intelligent network database, collocation, resale, unbundled network element platforms, high speed data services and billing and collection services. In addition, we offer public pay telephone services along with services to inmates in numerous correctional institutions both inside and outside our traditional local service territories.

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

Year over year, switched access lines declined 6.0% as compared to the same period in 2006. We lost 146,000 access lines in the second quarter of 2007, which were 5,000 less than in the second quarter 2006. We expect that the total number of line losses in 2007 will be flat to slightly lower than 2006.

Growth in high-speed Internet has continued to help offset the impact of traditional access line losses. At June 30, 2007, we had a 36% increase in high-speed Internet subscribers as compared to the same period in 2006. Simplified and more attractive offers including fixed monthly pricing guaranteed not to increase for as long as the customer has the same service offering, have been successful.

In the second quarter of 2006, we launched EMBARQ™ branded wireless service. As of June 30, 2007, we had 89 thousand wireless subscribers. We provide this service as a mobile virtual network operator via our relationship with Sprint Nextel. We have differentiated and plan to further differentiate our wireless service offering by integrating our wireline voice and data services with the wireless service, which in turn, complements and enhances the value of our core local service offerings. For example, we offer EMBARQTM One Voicemail, which allows consumers to access messages with either their home landline phone or wireless phone from a single mailbox from either device. Additionally, EMBARQTM Smart ConnectSM allows business customers’ calls to move seamlessly between our wireless and wireline networks without interrupting those calls. This service provides business customers with greater accessibility, helps reduce wireless costs and improves coverage and call quality. The launch of our wireless service has been and is expected to continue to be initially dilutive to our results of operations due to up-front customer acquisition costs as well as the absence of a substantial customer base generating a level of recurring revenue sufficient to cover acquisition costs.

Video service is also a key element to our bundled offers. We currently offer video and pay per view service through a sales agency relationship with Echostar. This service offering rounds out our lineup of consumer communications and entertainment services. As of June 30, 2007, we had 178 thousand video service subscribers, compared to 131 thousand as of June 30, 2006.

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

Sprint Nextel historically performed many important functions for our operations, including information technology support, treasury, accounting, finance and tax administration, human resources, legal, regulatory, public relations and strategic development functions. Since the spin-off, Sprint Nextel has provided support to us with respect to certain of these functions, including customer bill printing and mailing services, information technology application and support services, data center services and human resources helpdesk services, on a transitional basis and will continue to provide certain of these services for up to two years following the spin-off. As such, we are required to replicate certain facilities, systems, infrastructure and personnel before the termination of these agreements with Sprint Nextel. These initiatives are costly to implement. On a cumulative basis, through June 30, 2007, capital expenditures and other costs associated with developing and implementing our own support functions, including information technology systems and infrastructure have totaled approximately $235 million. For the year to date period ended June 30, 2007, we had incurred approximately $23 million of spin-off related costs, $6 million of which were capitalized. We estimate that we will incur approximately $20 million of additional spin-off related costs for the remainder of 2007.

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

Recently Adopted Accounting Pronouncements

FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109—this Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As prescribed by the interpretation, the cumulative effect of applying these provisions was reported as an adjustment to our opening balance of retained earnings. We record interest associated these liabilities as interest expense. Associated penalties are recorded as income tax expense. During the second quarter of 2007, the FASB issued FIN 48-1, Definition of a Settlement in FASB Interpretation 48, which clarified when an uncertain tax position is considered to be settled. See Note 7, Income Taxes, in the Condensed Notes to Consolidated Financial Statements (Unaudited) for additional information.

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

RESULTS OF OPERATIONS

	Quarters Ended June 30,		Year to Date June 30,
	2007	2006	2007	2006
	(millions)
Net Operating Revenues
Telecommunications segment	$1,482	$1,441	$2,962	$2,850
Logistics segment	123	138	232	290

Total net operating revenues	$1,605	$1,579	$3,194	$3,140

Operating Income (Loss)
Telecommunications segment	$396	$409	$770	$782
Logistics segment	4	(3)	1	(10)

Total operating income	$400	$406	$771	$772

Net Income	$176	$216	$336	$430

Segmental Results of Operations

For the quarter and year to date periods ended June 30, 2006, we previously reported two operating segments, Local and Product Distribution. In the 2006 third quarter, we adopted as our operating segments Telecommunications in lieu of Local and Logistics in lieu of Product Distribution. The presentation of the Logistics segment was changed to align it with management’s view of the business. The primary difference between the Logistics segment and the former Product Distribution segment is that only revenues derived from sales to third parties, along with the related direct and allocated costs of those revenues, are presented. Segmental results of operations for the quarter and year to date periods ended June 30, 2006, have been recast to reflect this change.

Segmental Results of Operations - Telecommunications

Our Telecommunications segment consists primarily of regulated local phone companies serving approximately 6.7 million access lines in 18 states as of June 30, 2007. We provide, both directly and through wholesale and sales agency relationships, local voice and data, high-speed Internet, long distance, wireless, satellite video and other services to customers within our local service territories. We also provide access to our local network and other wholesale communications services to other carriers.

	Quarters Ended June 30,				Difference
(millions)	2007	% of Revenues	2006	% of Revenues	$ Percent
Net operating revenues
Voice	$1,071	72%	$1,073	74%	$(2)	—%
Data	188	13%	174	12%	14	8%
High-speed Internet	121	8%	95	7%	26	27%
Wireless	11	1%	—	—%	11	NM
Other	63	4%	68	5%	(5)	(7)%

Service revenues	1,454	98%	1,410	98%	44	3%
Product revenues	28	2%	31	2%	(3)	(10)%

Total net operating revenues	$1,482	100%	$1,441	100%	$41	3%
Operating expenses
Costs of services	404	27%	368	26%	36	10%
Costs of products	33	2%	23	2%	10	43%
Selling, general and administrative	387	26%	390	27%	(3)	(1)%
Depreciation	262	18%	251	17%	11	4%

Total operating expenses	1,086	73%	1,032	72%	54	5%

Operating income	$396	27%	$409	28%	$(13)	(3)%

Capital expenditures	$188		$265		$(77)	(29)%

Switched access lines (millions)	6.7		7.1		(0.4)	(6)%

Switched access minutes of use (millions)	7,066		7,743		(677)	(9)%

High-speed Internet subscribers (thousands)	1,156		849		307	36%

Wireless subscribers (thousands)	89		5		84	NM

	Year to Date June 30,				Difference
(millions)	2007	% of Revenues	2006	% of Revenues	$ Percent
Net operating revenues
Voice	$2,155	73%	$2,117	74%	$38	2%
Data	377	13%	343	12%	34	10%
High-speed Internet	237	8%	187	7%	50	27%
Wireless	20	—%	—	—%	20	NM
Other	123	4%	149	5%	(26)	(17)%

Service revenues	2,912	98%	2,796	98%	116	4%
Product revenues	50	2%	54	2%	(4)	(7)%

Total net operating revenues	$2,962	100%	$2,850	100%	$112	4%
Operating expenses
Costs of services	821	28%	746	26%	75	10%
Costs of products	63	2%	46	2%	17	37%
Selling, general and administrative	779	26%	790	28%	(11)	(1)%
Depreciation	529	18%	486	17%	43	9%

Total operating expenses	2,192	74%	2,068	73%	124	6%

Operating income	$770	26%	$782	27%	$(12)	(2)%

Capital expenditures	$370		$448		$(78)	(17)%

Switched access minutes of use (millions)	14,642		15,901		(1,259)	(8)%

Net Operating Revenues

Net operating revenues increased $41 million and $112 million in the quarter and year to date periods ended June 30, 2007, compared to the same periods in 2006. Variances in individual categories of revenue are discussed below.

Voice

Voice revenues include monthly recurring fees for local service, enhanced calling features and long distance. Additionally, voice revenues include access and other wholesale services to other carriers to enable connectivity to our network as well as USF receipts and customer surcharges. Voice revenues declined $2 million for the quarter to date period and increased $38 million in the year to date periods ended June 30, 2007, compared to the same periods in 2006. The following table lists the major drivers of these changes:

	Increase (Decrease)
	Quarter	Year to Date
	(millions)
Transfer of long distance customers from Sprint Nextel	$52	$160
Decline in voice revenues primarily due to access line losses	(49)	(102)
Discontinuance of USF surcharges on high-speed Internet services	(7)	(14)
Other	2	(6)

Total increase (decrease)	$(2)	$38

Data

Data revenues represent data network services sold to business customers and special access services sold to other carriers. Data revenues increased $14 million and $34 million in the quarter and year to date periods ended June 30, 2007, compared to the same periods in 2006. The following table lists the major drivers of these changes:

	Increase (Decrease)
	Quarter	Year to Date
	(millions)
Special access revenue	$6	$14
Transfer of dedicated IP customers from Sprint Nextel	4	10
Ethernet and other business data services	4	10

Total increase	$14	$34

High-speed Internet

The $26 million and $50 million increase in high-speed Internet revenues in the quarter and year to date periods ended June 30, 2007, as compared to the same periods in 2006, was attributable to a 36% increase in subscribers. Simplified and more attractive pricing plans have continued to drive strong subscriber additions, but at a slightly reduced revenue per subscriber. As of June 30, 2007, approximately 36% of our high-speed Internet subscribers were in our three and five megabit speed tiers as compared to approximately 31% in the prior year. This improvement in our overall speed mix has partially offset some of the yield decline resulting from offering more attractive pricing. On an ongoing basis, we expect that high-speed Internet revenue will continue to increase, but at a slightly lower rate.

Wireless

During the second quarter 2006, we began offering wireless communication services. For the quarter and year to date periods ended June 30, 2007, we generated wireless revenues of $11 million and $20 million, respectively. As of June 30, 2007, we had approximately 89 thousand subscribers to our wireless service.

Other Service

Other service revenues mainly includes professional services, intelligent network database services, billing and collection services and sales of products and services through various sales agency relationships, including our video service offering through Echostar. Other service revenues decreased $5 million and $26 million in the quarter and year to date periods ended June 30, 2007, compared to the same periods in 2006. The following table lists the major drivers of these changes:

	Increase (Decrease)
	Quarter	Year to Date
	(millions)
Transfer of customers to Sprint Nextel	$(1)	$(4)
Elimination of billing, collection and sales agency revenues due to customer transfers from Sprint Nextel	(7)	(19)
Other	3	(3)

Total decrease	$(5)	$(26)

Product Revenues

Product revenues are derived mainly from sales of customer premises equipment, or CPE, which is communications equipment that resides at a business customer’s location for the management of voice and data networks and applications. Sales of high-speed Internet equipment and wireless handsets to our customers also are reflected in product revenues. Product revenues decreased $3 million and $4 million in the quarter and year to date periods ended June 30, 2007, compared to the same periods in 2006. The decrease was due in part to the transfer of certain large CPE customers to Sprint Nextel as part of the spin-off.

Revenue Reserves

Net operating revenues include revenue reserves for pending access disputes with competitive local exchange carriers, wireless carriers and inter-exchange carriers, billing errors and customer disputes and returns on product sales. These reserves require management’s judgment and are based on many factors. Revenue charges associated with establishing these reserves were approximately 1% of net operating revenues for the quarter and year to date periods ended June 30, 2007 and 2006.

Costs of Services

Costs of services include costs to operate and maintain the local network including employee-related costs directly supporting the network, costs directly associated with various service offerings, intercarrier compensation (such as access payments and reciprocal compensation), federal and state USF assessments caller name identification and various operating taxes. Cost of services increased $36 million and $75 million in the quarter and year to date periods ended June 30, 2007, compared to the same periods in 2006. The following table lists the major drivers of these changes:

	Increase (Decrease)
	Quarter	Year to Date
	(millions)
Transfer of long distance customers from Sprint Nextel	$33	$91
Restructuring charges	—	(20)
Severance charges	1	3
Reciprocal compensation settlements	9	18
Discontinuance of USF requirements on high-speed Internet services	(7)	(14)
Other	—	(3)

Total increase	$36	$75

Costs of Products

Costs of products increased $10 million and $17 million in the quarter and year to date periods ended June 30, 2007, compared to the same periods in 2006. These cost increases are related to higher product costs associated with wireless handsets and other telecommunications equipment.

Selling, General and Administrative

Selling, general and administrative (SGA) costs, includes costs associated with selling and marketing, customer service, information technology, bad debt expense, general corporate costs and all other employee-related costs. These costs decreased $3 million and $11 million for the quarter and year to date periods ended June 30, 2007, compared to the same periods in 2006. The following table lists the major drivers of these changes:

	Increase (Decrease)
	Quarter	Year to Date
	(millions)
Transfer of long distance customers from Sprint Nextel	$11	$35
Elimination of allocated charges associated with the spin-off	(17)	(51)
Spin-off related costs	(43)	(60)
Increased costs of corporate support functions	10	23
Process initiatives	12	24
Stock compensation and other benefits costs	21	13
Restructuring charges	—	(6)
Severance charges	(2)	9
Other	5	2

Total decrease	$(3)	$(11)

SGA costs include charges for estimated bad debt expense. The reserve for bad debt requires management’s judgment and is based on many factors. Bad debt expenses were approximately 1% of net operating revenues for the quarter and year to date periods ended June 30, 2007 and 2006.

Depreciation

Depreciation expense increased $11 million and $43 million in the quarter and year to date periods ended June 30, 2007, compared to the same periods in 2006. The following table lists the major drivers of these changes:

	Increase (Decrease)
	Quarter	Year to Date
	(millions)
Transfer of shared assets from Sprint Nextel	$12	$38
Growth in plant assets	10	23
Incremental depreciation resulting from capitalized sales and use tax assessments	—	5
Reduced depreciation rates applied to digital switching and digital loop equipment	(11)	(23)

Total increase	$11	$43

Segmental Results of Operations – Logistics

Through our Logistics segment, we procure, configure, service and distribute equipment, materials and supplies to the communications industry. The products that we offer include outside plant, business communication systems, telephones and accessories and network access equipment from leading manufacturers.

	Quarters Ended June 30,				Difference
(millions)	2007	% of Revenues	2006	% of Revenues	$ Percent
Net operating revenues	$123	100%	$138	100%	(15)	(11)%
Operating expenses
Costs of products	109	88%	125	91%	(16)	(13)%
Selling, general and administrative	8	7%	13	9%	(5)	(38)%
Depreciation and amortization	2	2%	3	2%	(1)	(33)%

Total operating expenses	119	97%	141	102%	(22)	(16)%

Operating income (loss)	$4	3%	$(3)	(2)%	$7	NM

	Year to Date June 30,				Difference
(millions)	2007	% of Revenues	2006	% of Revenues	$ Percent
Net operating revenues	$232	100%	$290	100%	(58)	(20)%
Operating expenses
Costs of products	206	89%	262	90%	(56)	(21)%
Selling, general and administrative	20	9%	32	11%	(12)	(38)%
Depreciation and amortization	5	2%	6	2%	(1)	(17)%

Total operating expenses	231	100%	300	103%	(69)	(23)%

Operating income (loss)	$1	—%	$(10)	(3)%	$11	NM

Capital expenditures	$1		$1		$—

Net Operating Revenues

Revenues from the Logistics segment decreased $15 million and $58 million in the quarter and year to date periods ended June 30, 2007, compared to the same periods in 2006. The following table lists the major drivers of these changes:

	Increase (Decrease)
	Quarter	Year to Date
	(millions)
Exit of enterprise and wireless markets	$(1)	$(21)
Loss of large supply contract	(9)	(17)
Other customer spending reductions	(5)	(20)

Total decrease	$(15)	$(58)

Cost of Products

Cost of products includes costs of equipment sold and other operating related taxes. These costs decreased $16 million and $56 million in the quarter and year to date periods ended June 30, 2007, compared to the same periods in 2006. These cost changes are directly associated with the revenue factors noted above, as well as a reduction of inventory reserves related to previously exited markets.

Selling, General and Administrative

Selling, general and administrative expense decreased $5 million and $12 million in the quarter and year to date periods ended June 30, 2007, compared to the same periods in 2006. This decline was mainly due to a reduction in workforce and other cost reductions associated with the exit of the enterprise and wireless markets in 2006. Additionally, declines in spin-off related costs attributed to the Logistics business and favorable bad debt experience contributed to the overall reduction in selling, general and administrative expense.

Nonoperating Items

	Quarters Ended June 30,		Year to Date June 30,
	2007	2006	2007	2006
	(millions)
Interest expense	$111	$68	$220	$87
Other (income) expense, net	—	(3)	—	(8)
Income tax expense	113	125	215	263

Interest Expense

In conjunction with our spin-off from Sprint Nextel, we incurred $6.6 billion of new debt in the form of senior notes and borrowings under our credit agreement. As of the issuance date, the weighted average interest rate on this long-term debt was approximately 6.8%.

Interest expense increased $43 million and $133 million in the quarter and year to date periods ended June 30, 2007, compared to the same periods in 2006. This increase is primarily due to the issuance of the long-term debt discussed above, partially offset by the elimination of interest expense on notes previously payable to Sprint Nextel.

Our effective interest rate on long-term debt was 7.2% and 7.1% for the quarters ended June 30, 2007 and 2006, respectively. The slightly higher effective interest rate is primarily due to the gradual pay down of spin-off related debt bearing lower effective interest rates. Interest costs on pre spin-off short-term borrowings from Sprint Nextel have been excluded so as not to distort the effective interest rate on long-term debt. See “Liquidity and Capital Resources” below for more information on our financing activities.

Other (Income) Expense, Net

Other income decreased $3 million and $8 million for the quarter and year to date periods ended June 30, 2007, compared to the same periods in 2006, due primarily to a $3 million gain resulting from the re-designation of a derivative instrument in the first quarter of 2006.

Income Tax Expense

Our effective tax rates for the quarter and year to date periods ended June 30, 2007, were comparable to the same periods in 2006. See Note 7, Income Taxes, of the Condensed Notes to Consolidated Financial Statements (Unaudited) for information about the differences that cause the effective income tax rates to vary from the federal statutory rate for income taxes.

LIQUIDITY AND CAPITAL RESOURCES

We manage our liquidity and capital resource needs primarily through managing the use of capital and the timing and amount of capital expenditures.

Operating Activities

Net cash provided by operating activities of $705 million decreased $476 million in the year to date period ended June 30, 2007, compared to the same period in 2006. Cash received from customers increased by approximately $46 million, which was mainly driven by increased data and high-speed Internet sales and revenue generated by long distance customer transfers from Sprint Nextel at spin-off. These increases were partially offset by access lines loses and Logistics’ product revenue declines. Cash paid to employees and suppliers increased by approximately $181 million due mainly to cost of service increases associated with long distance customer transfers, incremental costs to establish corporate functions and wireless startup costs. Interest payments increased by approximately $183 million attributable to the debt issued in connection with the spin-off. Cash paid for income taxes increased approximately $172 million due to tax refunds received in the 2006 first quarter.

Investing Activities

Net cash used by investing activities totaled $348 million in the year to date period ended June 30, 2007, compared to $424 million in the same period in 2006. Capital expenditures account for the majority of our investing activities. Our capital expenditures are targeted primarily towards increased network capacity and include investments for growth in demand for high-speed Internet and data services and regulatory mandates. Capital expenditures also include capital costs incurred to separate from Sprint Nextel most of which is information technology-related.

Proceeds from sales of assets relate mainly to proceeds received from sales of rural telephone exchanges completed in the first and fourth quarters of 2006. Approximately $15 million of proceeds from the fourth quarter sale were received in the 2007 first quarter.

Financing Activities

Net cash used by financing activities totaled $396 million in the year to date period ended June 30, 2007, compared to $810 million in the same period in 2006. In 2007, we made net cash payments of our long-term debt of $332 million. Dividends of $174 million were declared and paid thus far in 2007.

In connection with the spin-off in 2006, we borrowed $2.1 billion under our credit agreement and paid Sprint Nextel a net amount of $2.2 billion in cash. In addition to us remitting the proceeds from the borrowing to Sprint Nextel, our $308 million advance receivable balance, which was classified as cash, was settled, and Sprint Nextel transferred $200 million of cash to us. Between the spin-off and the end of the 2006 second quarter, we paid down $500 million on our outstanding credit agreement balance. Additionally, we paid $194 million in dividends to our former parent company before spin-off.

Capital Requirements

We currently expect capital expenditures for 2007 to be approximately $865 million including approximately $15 million of spin-off related spending. We continue to review capital expenditure requirements and will adjust spending and capital investment in response to operational needs and customer demand.

Liquidity

We expect that cash from operations will fully fund our 2007 capital requirements.

Our total indebtedness at June 30, 2007, was $6.1 billion, consisting of $4.5 billion in senior notes, $980 million in direct borrowings under our credit agreement and approximately $650 million of other debt. As of June 30, 2007, we had $330 million of direct borrowings under our revolving credit facility and letters of credit outstanding of approximately $29 million, providing for approximately $1.1 billion of availability under the revolving credit facility. Current debt maturities as of June 30, 2007, were $54 million. Annual interest costs on the borrowings outstanding at June 30, 2007, were $436 million.

We are in compliance with all applicable financial covenants associated with our borrowings.

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

Following the spin-off, we were subject to true-up calculations to account for certain agreed upon matters with Sprint Nextel, including net working capital, capital expenditures, spin-off costs and income taxes. We have accrued our best estimate as accounts payable in the Consolidated Balance Sheet as of June 30, 2007. This estimate is preliminary and reflects management’s best estimate, however the ultimate outcome is still subject to further adjustment based on the processes agreed upon in the separation and distribution agreement.

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

In connection with the spin-off, we established our own pension and other postretirement benefit plans. Our pension plan is funded at a level in excess of current federal minimum requirements. Contributions during 2007 are expected to be approximately $60 to $75 million. Contribution levels will be determined based on future plan asset and liability levels and in accordance with applicable pension funding laws and regulations.

As discussed in Note 4 of our Condensed Notes to the Consolidated Financial Statements, amendments to certain of our other postretirement benefit plans were approved in the second quarter and are fully effective January 1, 2008. While we expect to make approximately $60 million in contributions during 2007, these amendments are expected to reduce 2008 contribution requirements by approximately $30 million. Additionally, these changes are expected to reduce other postretirement benefit expense by approximately $20 million over the second half of 2007. Beginning in 2008, the annual expense benefit is expected to be $40 million, but will be partially offset by $26 million of amortization related to prior year amendments becoming fully amortized during 2007.

Future Contractual Obligations

Our total purchase obligations and other items as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006, has increased from $136 million to $260 million as of June 30, 2007. This increase is primarily due to contracts that will replace certain of our transitional service agreements with Sprint Nextel.

Our adoption of FIN 48 resulted in the recognition of a liability for uncertain tax position. As of June 30, 2007, this liability was $63 million. It is reasonably possible that Embarq may settle approximately $10 million of this liability during the remainder of 2007. The remaining liability has not been assigned to any particular year due to the inherent uncertainty regarding the timing of future cash outflows.

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

Approximately 84% of our outstanding debt at June 30, 2007, is fixed-rate debt. While changes in interest rates impact the fair value of this debt, there is no impact on earnings and cash flows because we intend to hold these obligations to maturity unless market and regulatory conditions favor different treatment.

We perform interest rate sensitivity analyses on our variable-rate debt. These analyses indicate that a 1% point change in interest rates would have an annual pre-tax impact of $10 million on the Consolidated Statements of Operations and Comprehensive Income (Unaudited) and Consolidated Statements of Cash Flows (Unaudited) at June 30, 2007. While earnings and cash flows are impacted as interest rates change, our variable-rate debt is not subject to changes in fair values.

We also perform a sensitivity analysis on the fair market value of our outstanding debt. A 10% decrease in market interest rates would cause an increase of approximately $206 million in fair market value of our outstanding debt at June 30, 2007.

Item 4T. Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, and in connection with the preparation of this quarterly report on Form 10-Q, our management, including the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer each concluded that the design and operation of the disclosure controls and procedures were effective as of June 30, 2007, in providing assurance that information required to be disclosed in reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and in providing reasonable assurance that the information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

During the second quarter of 2007, there have been no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. – Other Information

Item 1. Legal Proceedings

Various lawsuits, including putative class actions, regulatory proceedings and other claims typical for a business enterprise are pending against or would otherwise impact the entities comprising Embarq, including those for which Embarq has assumed contractual liability in connection with the spin-off. While it is not possible to determine the ultimate disposition of each of these proceedings and whether they will be resolved consistent with Embarq’s expectations, Embarq expects that the outcome of these proceedings, individually or in the aggregate, will not have a material adverse effect on its financial condition or results of operations.

Item 1A. Risk Factors

There have been no material changes to the risk factors, disclosed in Item 1A to Part I in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Quarter Ended June 30, 2007	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Program
April 1 through April 30	—	$—	—	—
May 1 through May 31	—	—	—	—
June 1 through June 30	20	62.27	—	—

Total	20	$62.27	—	—

(1)	Acquisitions of common stock during the second quarter 2007 were pursuant to the terms of our 2006 Equity Incentive Plan and consist of the surrender of restricted stock to pay required minimum tax withholding upon vesting of the restricted stock. The above table does not include shares purchased on the open market by Embarq’s benefit plans pursuant to the reinvestment of cash dividends in Embarq common stock held by the plans’ stock funds.

(2)	The purchase price of a share of stock used for tax withholding is the amount of withholding paid per share used for that purpose.

Item 3. Defaults Upon Senior Securities

There were no reportable events during the quarter ended June 30, 2007.

Item 4. Submission of Matters to a Vote of Security Holders

Our annual meeting of shareholders was held on April 26, 2007 in Overland Park, Kansas. Shareholders of record as of March 5, 2007 were entitled to vote at the annual meeting. At the close of business on the record date, there were 150,648,816 shares of our common stock outstanding and entitled to vote at the meeting. There were 130,649,459 shares represented at the annual meeting of shareholders.

At the annual meeting, seven directors were elected to serve a term of one year and the appointment of KPMG LLP as our independent registered public accounting firm for 2007 was ratified.

The following votes were cast for the election of each director to serve on our board for a term of one year until the 2008 annual meeting or until a successor has been elected and qualified:

	For	Withheld
Peter C. Brown	129,313,388	1,336,072
Steven A. Davis	129,583,350	1,066,110
Daniel R. Hesse	128,779,792	1,869,668
John P. Mullen	129,598,777	1,050,683
William A. Owens	128,589,567	2,059,893
Dinesh C. Paliwal	129,530,881	1,118,579
Stephanie M. Shern	129,515,053	1,134,407
Laurie A. Siegel	129,538,325	1,111,134

The following votes were cast with respect to the proposal to ratify the appointment of KPMG LLP as our independent registered public accounting firm for the 2007 fiscal year:

For	128,932,476
Against	892,040
Abstain	824,942

Item 5. Other Information

There were no reportable events during the quarter ended June 30, 2007.

Item 6. Exhibits

Exhibit Number	Description

2.1*	Separation and Distribution Agreement (Incorporated by reference to Exhibit 2.1 to Amendment No. 4 to the Registration Statement on Form 10 (File No. 001-32732), filed with the Securities and Exchange Commission on May 2, 2006).

2.2*	Transition Services Agreement between Embarq Corporation (receiver) and Sprint Nextel Corporation (provider) dated as of January 20, 2006 (Incorporated by reference to Exhibit 2.2 to Amendment No. 3 to the Registration Statement on Form 10 (File No. 001-32732), filed with the Securities and Exchange Commission on April 28, 2006).

2.3*	Transition Services Agreement between Embarq Corporation (provider) and Sprint Nextel Corporation (receiver) dated as of January 20, 2006 (Incorporated by reference to Exhibit 2.3 to Amendment No. 3 to the Registration Statement on Form 10 (File No. 0001-32732), filed with the Securities and Exchange Commission on April 28, 2006.

2.4*	Tax Sharing Agreement dated as of May 17, 2006 by and among Sprint Nextel Corporation, Embarq Corporation and certain Embarq subsidiaries (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on May 18, 2006).

2.5*	Employee Matters Agreement dated as of May 17, 2006 between Sprint Nextel Corporation and Embarq Corporation (Incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on May 18, 2006).

2.6*	Patent Agreement dated as of May 17, 2006 by and between Sprint Nextel Corporation and Embarq Corporation (Incorporated by reference to Exhibit 2.5 to the Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on May 18, 2006).

2.7*	Trademark Assignment and License Agreement dated as of May 17, 2006, by and among Sprint Nextel Corporation, Embarq Corporation and certain Embarq subsidiaries (Incorporated by reference to Exhibit 2.3 to the Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on May 18, 2006).

2.8*	Software and Proprietary Information Agreement dated as of May 17, 2006 by and between Embarq Corporation and Sprint Nextel Corporation (Incorporated by reference to Exhibit 2.4 to the Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on May 18, 2006).

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Registration Statement on Form 10 (File No. 001-32732), filed with the Securities and Exchange Commission on May 2, 2006).

3.2	Amended and Restated Bylaws, as amended (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on July 25, 2006).

4.1	Indenture, dated as of May 17, 2006, by and between Embarq Corporation and J.P. Morgan Trust Company, National Association, a national banking association, as trustee (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on May 18, 2006).

4.2	6.738% Global Note due 2013 (Incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K (File No. 001-32372), filed with the Securities and Exchange Commission on March 9, 2007).

4.3	7.082% Global Note due 2016 (Incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K (File No. 001-32372), filed with the Securities and Exchange Commission on March 9, 2007).

4.4	7.995% Global Note due 2036 (Incorporated by reference to Exhibit 4.4 to the Registrant’s Annual Report on Form 10-K (File No. 001-32372), filed with the Securities and Exchange Commission on March 9, 2007).

4.5	Credit Agreement, dated May 10, 2006, by and among Embarq Corporation (borrower), the banks, financial institutions and other institutional lenders (initial lenders) and issuers of letters of credit (initial issuing banks) and Citibank, N.A., as administrative agent (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on May 11, 2006).

10.1	Executive Severance Plan, including Form of Participation Agreement entered into between Embarq Corporation and the following executive officers: Harrison S. Campbell, William E. Cheek, Richard B. Green and E.J. Holland, Jr. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on April 30, 2007).

10.2	Form of 2007 Award Agreement for Non-Employee Directors (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on April 30, 2007).

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

EMBARQ CORPORATION
(Registrant)

By	/s/ Gene M. Betts
Gene M. Betts
Chief Financial Officer
(Principal Financial Officer)

By	/s/ Richard B. Green
Richard B. Green
Vice President and Controller
(Chief Accounting Officer)

Dated: August 1, 2007