Form 10-Q
period 2007-09-30
Embarq CORP
filed 2007-11-02
CIK 1350031

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended September 30, 2007

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

COMMON SHARES OUTSTANDING AT OCTOBER 30, 2007:

COMMON STOCK: 152,808,945

EMBARQ CORPORATION

Part I – Financial Information

Item 1. Financial Statements

EMBARQ CORPORATION

CONSOLIDATED BALANCE SHEETS

(millions, except per share data)

	As of September 30, 2007	As of December 31, 2006
	(Unaudited)
Assets
Current assets
Cash and equivalents	$10	$53
Accounts receivable, net of allowance for doubtful accounts of $60 and $53, respectively	672	660
Inventories, net	160	179
Prepaid expenses and other current assets	150	131

Total current assets	992	1,023
Gross property, plant and equipment	20,833	20,805
Accumulated depreciation	(13,072)	(12,817)

Net property, plant and equipment	7,761	7,988
Goodwill	27	27
Other assets	91	53

Total	$8,871	$9,091

Liabilities and Stockholders’ Equity
Current liabilities
Current maturities of long-term debt	$99	$37
Accounts payable	407	503
Accrued taxes	169	164
Payroll and employee benefits	183	198
Deferred revenue	206	211
Accrued interest	136	52
Other current liabilities	131	99

Total current liabilities	1,331	1,264
Noncurrent liabilities
Long-term debt	5,774	6,421
Deferred income taxes	1,104	1,039
Benefit plan obligations	336	685
Other noncurrent liabilities	204	150

Total noncurrent liabilities	7,418	8,295
Stockholders’ equity
Preferred stock, $.01 par value; 200 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,250 shares authorized; 152.8 and 149.7 shares issued and outstanding	2	1
Paid-in capital	(246)	(414)
Retained earnings	529	308
Accumulated other comprehensive income (loss)	(163)	(363)

Total stockholders’ equity	122	(468)

Total	$8,871	$9,091

See accompanying Condensed Notes to Consolidated Financial Statements (Unaudited)

EMBARQ CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

(millions, except per share data)

	Quarters Ended September 30,		Year to Date September 30,
	2007	2006	2007	2006
Net Operating Revenues
Service revenues	$1,446	$1,454	$4,358	$4,250
Product revenues	148	152	430	496

Total net operating revenues	1,594	1,606	4,788	4,746

Operating Expenses
Cost of services	417	438	1,238	1,183
Cost of products	149	145	418	454
Selling, general and administrative	405	390	1,204	1,212
Depreciation	260	267	794	759

Total operating expenses	1,231	1,240	3,654	3,608

Operating Income	363	366	1,134	1,138
Interest expense	108	116	328	203
Other (income) expense, net	(2)	(5)	(2)	(13)

Income Before Income Taxes	257	255	808	948
Income tax expense	100	95	315	358

Net Income	$157	$160	$493	$590

Amendments to and remeasurement of other postretirement benefit plans, net of tax	(1)	—	(197)	—
Amortization of benefit plan prior service cost and actuarial losses, net of tax	—	—	(6)	—
Unrealized holding gains on cash flow derivatives, net of tax	—	—	—	(39)
Amortization of cash flow derivatives, net of tax	1	1	3	1

Comprehensive Income, Net of Tax	$157	$159	$693	$628

				(Pro forma)
Earnings per Common Share
Basic	$1.02	$1.07	$3.25	$3.96

Diluted	$1.01	$1.06	$3.21	$3.93

Weighted Average Common Shares Outstanding
Basic	152.8	149.2	151.6	149.1
Potentially dilutive shares under equity incentive plans	1.7	1.3	1.9	1.0

Diluted	154.5	150.5	153.5	150.1

See accompanying Condensed Notes to Consolidated Financial Statements (Unaudited)

EMBARQ CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(millions)

	Year to Date September 30,
	2007	2006
Operating Activities
Net income	$493	$590
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	794	759
Provision for losses on accounts receivable	67	40
Deferred and uncertain income tax provisions	(18)	(36)
Stock-based compensation expense	46	9
Net gain on sales of assets	(7)	(12)
Other, net	32	27
Changes in assets and liabilities:
Accounts receivable	(72)	(39)
Inventories and other current assets	(17)	27
Accounts payable and other current liabilities	(108)	229
Accrued interest	84	112
Noncurrent assets and liabilities, net	(67)	(25)

Net cash provided by operating activities	1,227	1,681

Investing Activities
Capital expenditures	(566)	(709)
Proceeds from construction reimbursements	7	8
Proceeds from sales of assets	19	30

Net cash used by investing activities	(540)	(671)

Financing Activities
Issuance of long-term debt	—	1,600
Principal payments on long-term debt	(747)	(302)
Borrowings under revolving credit agreement	925	595
Repayments under revolving credit agreement	(760)	(500)
Net cash paid to Sprint Nextel associated with the spin-off	—	(2,208)
Proceeds from common stock issued	95	10
Purchase of treasury shares	(2)	—
Proceeds from employee stock purchase installments	6	—
Dividends paid to stockholders	(271)	(75)
Dividends paid to Sprint Nextel	—	(194)
Excess tax benefits from stock-based compensation	24	—
Other, net	—	(5)

Net cash used by financing activities	(730)	(1,079)

Increase (Decrease) in Cash and Equivalents	(43)	(69)
Cash and Equivalents at Beginning of Period	53	103

Cash and Equivalents at End of Period	$10	$34

See accompanying Condensed Notes to Consolidated Financial Statements (Unaudited)

EMBARQ CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(millions)

	Preferred Stock	Common Stock	Treasury Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
December 31, 2006 Balance	$—	$1	$—	$(414)	$308	$(363)	$(468)
Cumulative effect of adoption of FIN 48, net of tax	—	—	—	—	1	—	1

January 1, 2007 Balance	—	1	—	(414)	309	(363)	(467)
Net income	—	—	—	—	493	—	493
Dividends to shareholders ($1.75 per share)	—	—	—	—	(273)	—	(273)
Common stock issued	—	1	—	98	—	—	99
Purchase of treasury stock	—	—	2	—	—	—	2
Issuance of treasury stock	—	—	(2)	—	—	—	(2)
Stock-based compensation expense	—	—	—	46	—	—	46
Excess tax benefits from stock-based compensation	—	—	—	24	—	—	24
Amendments to and remeasurement of other postretirement benefit plans (net of tax)	—	—	—	—	—	197	197
Amortization of (net of tax):
Benefit plan prior service cost and actuarial losses	—	—	—	—	—	6	6
Cash flow derivative	—	—	—	—	—	(3)	(3)

September 30, 2007 Balance	$—	$2	$—	$(246)	$529	$(163)	$122

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

Note 1. Background and Basis of Presentation

Formation of the Entity and Nature of Operations

Embarq was incorporated in 2005 under the laws of Delaware. Formerly, Embarq was a wholly owned subsidiary of Sprint Nextel Corporation (Sprint Nextel). In December 2004, Sprint Nextel announced its intention to spin-off its local communications business and product distribution operations from its other businesses in a tax-free transaction. On May 17, 2006, the date of the spin-off, in exchange for, and as a condition to, the transfer of assets and the assumption of liabilities described below, Embarq (1) issued to Sprint Nextel 149.1 million shares of company common stock and (2) issued to Sprint Nextel $4.5 billion of Embarq senior notes and transferred to Sprint Nextel $2.1 billion in cash. In exchange for, and contemporaneously with, the issuance of Embarq’s common stock and transfer of debt and cash, Sprint Nextel transferred the Embarq assets, at historical cost, consisting of Sprint Nextel’s local communications operations, wholesale product distribution operations and consumer and certain business long distance customers located in its local service territories; and Embarq assumed certain liabilities related to its business. The spin-off was completed through a pro rata distribution to Sprint Nextel shareholders consisting of one share of Embarq common stock for every 20 shares of Sprint Nextel voting and non-voting shares owned by Sprint Nextel’s shareholders as of the close of business on May 8, 2006, the record date for the distribution.

Embarq provides, both directly and through its wholesale and sales agency relationships, a suite of communications services, consisting of local and long distance voice, data, high-speed Internet, wireless, satellite video and other communications-related products and services to consumer and business customers in its local service territories in 18 states. Embarq also provides access to its local network and other wholesale communications services for other carriers. Through its Logistics segment, Embarq engages in wholesale product distribution, logistics and configuration services.

As of September 30, 2007, Embarq had approximately 19 thousand active employees. Approximately 35% of these employees were represented by unions that were subject to collective bargaining agreements. Of the union-represented employees, approximately 22% have collective bargaining agreements that will expire within one year. There were no material changes related to employee collective bargaining agreements during the quarter and year to date periods ended September 30, 2007.

Basis of Presentation

The accompanying consolidated financial statements reflect all the accounts of Embarq, and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated. The consolidated financial statements reflect Embarq’s consolidated operations as a separate, stand-alone entity following the spin-off, together with the combined historical operations of the entities that comprised the local communications business and product distribution operations of Sprint Nextel before the spin-off.

The accompanying consolidated financial statements were prepared using accounting principles generally accepted in the United States. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on the results of operations or stockholders’ equity as previously reported.

For purposes of calculating pro forma basic and diluted earnings per share for the year to date period ended September 30, 2006, Embarq assumed that the total common shares issued at spin-off, as well as its related potential dilutive securities, were outstanding for the period from January 1, 2006, through May 17, 2006.

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

For a period of approximately two years following the spin-off, Sprint Nextel and Embarq will continue to provide one another with many of the services discussed above, at cost, pursuant to transition services agreements. In order to exit these arrangements, both Sprint Nextel and Embarq will arrange to procure these services from third parties or through their own employees. During 2007, Embarq has entered into contractual commitments of approximately $130 million to procure, for a five year period, certain services previously provided under the transition service agreements.

In addition to transition services agreements, Embarq entered into other agreements with Sprint Nextel, including a separation and distribution agreement, which among other things, set forth the terms of the spin-off, and other agreements covering such matters as commercial services, employee matters, intellectual property and tax sharing.

Pursuant to the separation and distribution and tax sharing agreements, certain agreed upon matters, including net working capital, capital expenditures, spin-off costs and income taxes for the periods before the spin-off are subject to true up calculations and settlement with Sprint Nextel. Embarq has reflected the estimated amounts that may be due from or to Sprint Nextel in the Consolidated Balance Sheets (Unaudited). These estimates are based on preliminary calculations which are still subject to further adjustment based on the agreed processes to resolve these matters, including a recently initiated arbitration proceeding.

Items Affecting Comparability

Impact of the Spin-off

The impacts of the spin-off, as highlighted above in “Formation of the Entity and Nature of Operations,” have been reflected in the consolidated financial statements for periods after the spin-off. Accordingly, the revenues and related expenses from the transferred long distance customers, incremental depreciation expense from transferred property, plant and equipment and the interest expense associated with the spin-related borrowings are reflected only in periods after the spin-off. Additionally, while management believes these consolidated financial statements include all historical costs; periods before the spin-off do not include all the expenses that would have been incurred had Embarq been a separate, stand-alone entity. Accordingly, Embarq’s results of operations and cash flows before the spin-off are not fully comparable to those after the spin-off.

Leading up to and following the spin-off, Embarq incurred significant costs to separate from Sprint Nextel and establish stand-alone operations. The following table details these costs.

	Quarters Ended September 30,		Year to Date September 30,
	2007	2006	2007	2006
	(millions)
Cost of services
Telecommunications segment	$—	$1	$—	$2
Selling, general and administrative
Telecommunications segment	4	22	21	98
Logistics segment	—	—	—	3

Subtotal	4	22	21	101

Total spin-off related charges	$4	$23	$21	$103

Spin-off related capital expenditures	$2	$11	$8	$80

Amendment to Postretirement Benefit Plans

In the second quarter of 2007, Embarq amended its other postretirement medical and life insurance plans. These amendments reduced Embarq’s benefit plan obligation by $301 million and reduced the net periodic benefit cost for the quarter ended September 30, 2007, by approximately $10 million. See Note 3, Employee Benefit Plans, for more information on this amendment.

Workforce Actions

In order to better align organizational resources with Embarq’s business needs as well as to improve its overall cost structure, Embarq has taken various steps, including both voluntary and involuntary reductions in its workforce. Related to these reductions, Embarq recognized the following severance charges:

	Quarters Ended September 30,		Year to Date September 30,
	2007	2006	2007	2006
	(millions)
Cost of services
Telecommunications segment	$21	$—	$24	$20
Selling, general and administrative
Telecommunications segment	10	$—	22	8
Logistics segment	2	—	3	4

Subtotal	12	$—	25	12

Total severance charges	$33	$—	$49	$32

See Note 11, Subsequent Events, for information about additional severance charges expected to be recognized in the 2007 fourth quarter.

Depreciation Rate Adjustments

Embarq follows a straight line, group method of depreciation for its property, plant and equipment. The costs of homogeneous units of property are aggregated to form group assets that are depreciated over an average economic useful life established for each group. Estimates and assumptions are used both in establishing the average economic lives and testing for recoverability. Assumptions are based on internal studies of use, industry data on lives, recognition of technological advancements and understanding of business strategy. Assumptions are reevaluated annually. Generally, changes in economic life estimates are effected through changes in the remaining depreciable lives of the applicable group assets and are considered an accounting estimate in accordance with SFAS No. 154, Accounting Changes and Error Corrections.

In 2007, depreciation rates for digital switching equipment and digital loop carrier equipment were reduced. For the quarter and year to date periods ended September 30, 2007, these rate reductions decreased depreciation expense by $11 million and $34 million, respectively, with a corresponding increase in basic and diluted earnings per share of $0.04 and $0.14, respectively. For the quarter and year to date periods ended September 30, 2006, the 2006 annual depreciation rate study resulted in a decrease in depreciation expense of $7 million and $21 million, respectively, and an increase of $0.03 and $0.09 per basic and diluted share, respectively.

Recently Adopted Accounting Pronouncements

As of January 1, 2007, Embarq adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As prescribed by the interpretation, the cumulative effect of applying these provisions was reported as an adjustment to the opening balance of retained earnings. Embarq records interest associated with these liabilities as interest expense. Associated penalties are recorded as income tax expense. During the second quarter of 2007, the FASB issued FASB Interpretation No. 48-1, Definition of a Settlement in FASB Interpretation No. 48 (FIN 48-1), which clarified when an uncertain tax position is considered to be settled. See Note 6, Income Taxes, for additional information.

Note 2. Debt and Financial Instruments

During 2007, Embarq reduced outstanding borrowings on its credit agreement by $545 million, consisting of $710 million of net payments on the term facility and $165 million of net advances on the revolving credit facility. Additionally, Embarq made $37 million in scheduled principal payments.

As of September 30, 2007, Embarq’s long-term debt had a carrying value of approximately $5.9 billion and a fair value of approximately $6.1 billion.

Note 3. Employee Benefit Plans

Before the spin-off, Embarq participated in Sprint Nextel’s defined benefit pension plan and other postretirement benefit plans. Under these plans, net periodic benefit costs were allocated to Embarq. Following the spin-off, Embarq established its own defined benefit pension plan and other postretirement benefit plans and directly recognizes all costs associated with these plans.

The components of net periodic benefit cost were as follows:

	Quarter Ended September 30, 2007		Year to Date September 30, 2007
	Pension Benefits	Other Post- retirement Benefits	Pension Benefits	Other Post- retirement Benefits
	(millions)
Service cost	$13	$2	$41	$6
Interest cost	51	4	148	22
Expected return on plan assets	(67)	—	(198)	(2)
Amortization of transition benefit	—	(1)	—	(1)
Amortization of prior service cost (benefit)	4	(19)	12	(48)
Amortization of actuarial losses	15	3	35	11

Net cost (benefit)	$16	$(11)	$38	$(12)

	Quarter Ended September 30, 2006		Year to Date September 30, 2006
	Pension Benefits	Other Post- retirement Benefits	Pension Benefits	Other Post- retirement Benefits
	(millions)
Service cost	$14	$2	$21	$3
Interest cost	61	9	82	13
Expected return on plan assets	(84)	(1)	(113)	(1)
Amortization of prior service cost (benefit)	5	(14)	7	(21)
Amortization of actuarial losses	10	5	16	8
Allocation from Sprint Nextel plans (pre-spin)	—	—	20	2

Net cost (benefit)	$6	$1	$33	$4

During the third quarter of 2007, Embarq contributed $75 million to the defined benefit pension plan.

During the second quarter of 2007, Embarq amended its other postretirement medical and life insurance plans to eliminate medical coverage and Medicare premium subsidies for Medicare-eligible retirees and Medicare-eligible beneficiaries, effective January 1, 2008. In addition, these amendments capped the maximum amount of life insurance benefits through the company-sponsored plan for qualified retirees at $10 thousand, effective January 1, 2008, and eliminated company-provided life insurance coverage for retirees who also have benefits through a separate subsidiary company-sponsored plan, effective September 1, 2007.

These amendments were accounted for as plan amendments and reduced Embarq’s benefit plan obligation at June 30, 2007, by $301 million, with a corresponding increase in Accumulated Other Comprehensive Income (Loss), net of tax. The reduction in the obligation will be amortized to other postretirement benefit cost over the remaining average life of retirees, beginning in the 2007 third quarter. In re-measuring its other postretirement benefit obligations to reflect these amendments, Embarq utilized updated assumptions as of June 30, 2007; specifically the discount rate was increased to 6.4% from 6.1%.

Note 4. Stock-based Compensation

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

On February 22, 2007, approximately 0.8 million stock options and 0.5 million restricted stock units were granted to executive officers and other employees as part of Embarq’s 2007 long-term incentive program. Approximately 34% of the stock options will vest on February 22, 2008, and 33% will vest on each of February 22, 2009 and 2010. The restricted stock units will vest in equal installments with 50% vesting on each of February 22, 2009 and 2010. These restricted stock units contain performance provisions that could result in an increase in the number of awards and corresponding compensation expense to 200% of the initial number of awards or a reduction in the number of awards and the related compensation expense to zero. The fair value was $11.98 per stock option and $56.43 per restricted stock unit.

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

Total compensation expense related to the awards discussed above was $51 million, which is expected to be recognized over a weighted average vesting period of 2.5 years. As of September 30, 2007, approximately $19 million related to these awards has been expensed in the Consolidated Statements of Operations and Comprehensive Income (Unaudited).

Note 5. Commitments and Contingencies

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

Various lawsuits, including putative class actions, regulatory proceedings against Embarq and other claims typical for a business enterprise are pending against or would otherwise impact the entities comprising Embarq, including those for which Embarq has assumed contractual liability in connection with the spin-off. While it is not possible to determine the ultimate disposition of each of these proceedings and whether they will be resolved consistent with Embarq’s expectations, Embarq expects that the outcome of these proceedings, individually or in the aggregate, will not have a material adverse effect on its financial condition or results of operations.

Note 6. Income Taxes

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

The differences that caused Embarq’s effective income tax rates to vary from the 35% federal statutory rate for income taxes related to continuing operations were as follows:

	Year to Date September 30,
	2007	2006
	(millions)
Income tax expense at the federal statutory rate	$283	$332
Effect of:
State income taxes, net of federal income tax effect	31	25
Other, net	1	1

Income tax expense	$315	$358

Effective income tax rate	39.0%	37.8%

The 2006 state income taxes, net of federal income tax effect, include a favorable adjustment of $7 million related to the reduction of state deferred income taxes resulting from enacted state legislation.

Initial Adoption of FIN 48

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

It is reasonably possible that settlements will be made with various tax authorities related to tax positions taken on prior year returns. Embarq expects it is reasonably possible the liability related to uncertain tax positions for these matters may be settled, resulting in a $10 million to $20 million reduction of the liability.

For years before 1990, Embarq is generally no longer subject to examination by U.S. federal, state, and local tax authorities, either as a component of Sprint Nextel’s income tax returns or on a stand-alone basis.

Uncertain Tax Positions at September 30, 2007

The liability for uncertain tax positions at September 30, 2007, was $103 million. The total amount of unrecognized tax benefit that, if recognized, would impact the effective tax rate, was $24 million for these tax positions.

Note 7. Segment Information

Embarq has two segments, Telecommunications and Logistics. The Telecommunications segment provides, both directly and through wholesale and sales agency relationships, local and long distance voice, data, high-speed Internet, wireless, satellite video and other communications-related products and services to consumer and business customers within Embarq’s local service territories in 18 states. The Telecommunications segment also provides access to Embarq’s local network and other wholesale communications services to other carriers. The Logistics segment engages in wholesale product distribution, logistics and configuration services.

Embarq manages its segments to the operating income level. Items such as interest, other income and expense, or income taxes are managed at the consolidated level. The reconciliation for operating income to net income is shown on the face of the accompanying Consolidated Statements of Operations and Comprehensive Income (Unaudited).

The financial information by operating segment was as follows:

	Telecommunications	Logistics	Consolidated
	(millions)
Quarter Ended September 30, 2007
Voice	$1,051	$—	$1,051
Data	195	—	195
High-speed Internet	124	—	124
Wireless	15	—	15
Other	61	—	61

Service revenues	$1,446	$—	$1,446
Product revenues	27	121	148

Total net operating revenues	$1,473	$121	$1,594

Operating income (loss)	$365	$(2)	$363

	Telecommunications	Logistics	Consolidated
	(millions)
Quarter Ended September 30, 2006
Voice	$1,109	$—	$1,109
Data	180	—	180
High-speed Internet	98	—	98
Wireless	3	—	3
Other	64	—	64

Service revenues	$1,454	$—	$1,454
Product revenues	27	125	152

Total net operating revenues	$1,481	$125	$1,606

Operating income (loss)	$370	$(4)	$366

	Telecommunications	Logistics	Consolidated
	(millions)
Year to Date September 30, 2007
Voice	$3,206	$—	$3,206
Data	572	—	572
High-speed Internet	361	—	361
Wireless	35	—	35
Other	184	—	184

Service revenues	$4,358	$—	$4,358
Product revenues	77	353	430

Total net operating revenues	$4,435	$353	$4,788

Operating income (loss)	$1,135	$(1)	$1,134

	Telecommunications	Logistics	Consolidated
	(millions)
Year to Date September 30, 2006
Voice	$3,226	$—	$3,226
Data	523	—	523
High-speed Internet	285	—	285
Wireless	3	—	3
Other	213	—	213

Service revenues	$4,250	$—	$4,250
Product revenues	81	415	496

Total net operating revenues	$4,331	$415	$4,746

Related party revenues (included in net operating revenues)	$124	$14	$138

Operating income (loss)	$1,152	$(14)	$1,138

Note 8. Universal Service Fund

Embarq records federal and state USF surcharges on a gross basis. The total amount of surcharges related to voice, high-speed Internet, wireless and long distance recorded in net operating revenues was as follows:

	Quarters Ended September 30,		Year to Date September 30,
	2007	2006	2007	2006
	(millions)
Federal and state USF surcharges	$23	$28	$69	$78

Note 9. Supplemental Cash Flow Information and Non-Cash Activities

Embarq’s supplemental cash flow information and non-cash activities were as follows:

	Year to Date September 30,
	2007	2006
	(millions)
Supplemental Cash Flow Information
Cash paid for interest, net of amounts capitalized	$252	$79
Cash paid for income taxes	$340	$240
Non-cash Activities
Capital expenditure accrual	$9	$—
Extinguishment of debt	3	—
Issuance of treasury stock to the Employee Stock Purchase Plan	2	—
Transactions with Sprint Nextel associated with spin-off:
Distribution of senior notes	—	(4,485)
Transfer of notes receivable	—	460
Transfer of property, plant and equipment, net	—	310
Transfer of post-retirement and other benefit obligations	—	(358)
Elimination of additional minimum pension liability and pension intangible	—	837
Transfer of other assets & liabilities, net	—	73
Deferred taxes related to assets and liabilities transferred	—	(50)

Note 10. Recently Issued Accounting Pronouncements

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

Note 11. Subsequent Events

Dividend Declaration

On October 15, 2007, Embarq announced that its board of directors declared a dividend of $0.625 per share payable on December 31, 2007 to stockholders of record on December 10, 2007.

Workforce Actions

As discussed in Note 1, in October 2007 Embarq has initiated plans for additional workforce reductions, which are expected to result in a 2007 fourth quarter severance charge of more than $20 million.

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

Operations

We provide, both directly and through wholesale and sales agency relationships, a suite of communications services, consisting of local and long distance voice, data, high-speed Internet, wireless, satellite video and other communications-related products and services to consumer and business customers in our local service territories in 18 states. We also provide access to our local network and wholesale communications services for other carriers. Through our Logistics segment, we engage in wholesale product distribution, logistics and configuration services.

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

For the twelve months ended September 30, 2007, switched access lines declined by 433 thousand, or 6.2%. For the nine months ended September 30, 2007, we have lost 343 thousand access lines compared to 361 thousand access line losses or the same period a year ago.

Growth in high-speed Internet has continued to help offset the impact of traditional access line losses. At September 30, 2007, we had a 30% increase in high-speed Internet subscribers as compared to the same period in 2006. Simplified and more attractive offers, including fixed monthly pricing guaranteed not to increase for as long as the customer has the same service offering, have been successful.

In the second quarter of 2006, we launched EMBARQ™ branded wireless service. As of September 30, 2007, we had 108 thousand wireless subscribers, compared to 24 thousand a year ago. We provide this service as a mobile virtual network operator via our relationship with Sprint Nextel. We have differentiated and plan to further differentiate our wireless service offering by integrating our wireline voice and data services with the wireless service, which in turn, complements and enhances the value of our core local service offerings. The launch of our wireless service has been and is expected to continue to be dilutive to our results of operations due to up-front customer acquisition costs as well as the absence of a substantial customer base generating a level of recurring revenue sufficient to cover such costs.

Video service is also a key element to our bundled offers. We currently offer video and pay per view service through sales agency relationships. These service offerings round out our lineup of communications and entertainment services. As of September 30, 2007, we had 190 thousand video service subscribers, compared to 146 thousand as of September 30, 2006.

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

Sprint Nextel historically performed many important functions for our operations, including information technology support, treasury, accounting, finance and tax administration, human resources, legal, regulatory, public relations and strategic development functions. Since the spin-off, Sprint Nextel has provided support to us with respect to certain of these functions on a transitional basis and will continue to provide some of these services for up to two years following the spin-off. As such, we are required to replicate certain facilities, systems, infrastructure and personnel before the termination of these agreements with Sprint Nextel. These initiatives are costly to implement. On a cumulative basis, through September 30, 2007, capital expenditures and other costs associated with developing and implementing our own support functions, including information technology systems and infrastructure have totaled approximately $240 million.

The total spin-off related charges and capital expenditures were as follows:

	Quarters Ended September 30,		Year to Date September 30,
	2007	2006	2007	2006
	(millions)
Spin-off related charges	$4	$23	$21	$103

Spin-off related capital expenditures	$2	$11	$8	$80

We estimate that we will incur approximately $10 million of additional spin-off related costs for the remainder of 2007, which we expect will substantially complete these initiatives.

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

Recently Adopted Accounting Pronouncements

FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109—this Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As prescribed by the interpretation, the cumulative effect of applying these provisions was reported as an adjustment to our opening balance of retained earnings. We record interest associated these liabilities as interest expense. Associated penalties are recorded as income tax expense. During 2007, the FASB issued FIN

No. 48-1, Definition of a Settlement in FASB Interpretation No. 48, which clarified when an uncertain tax position is considered to be settled. See Note 6, Income Taxes, in the Condensed Notes to Consolidated Financial Statements (Unaudited) for additional information.

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

RESULTS OF OPERATIONS

	Quarters Ended September 30,		Year to Date September 30,
	2007	2006	2007	2006
	(millions)
Net Operating Revenues
Telecommunications segment	$1,473	$1,481	$4,435	$4,331
Logistics segment	121	125	353	415

Total net operating revenues	$1,594	$1,606	$4,788	$4,746

Operating Income (Loss)
Telecommunications segment	$365	$370	$1,135	$1,152
Logistics segment	(2)	(4)	(1)	(14)

Total operating income	$363	$366	$1,134	$1,138

Net Income	$157	$160	$493	$590

Segmental Results of Operations - Telecommunications

Our Telecommunications segment consists primarily of regulated local phone companies serving approximately 6.6 million access lines in 18 states as of September 30, 2007. We provide, both directly and through wholesale and sales agency relationships, local and long distance voice, data, high-speed Internet, wireless, satellite video and other communications-related products and services to consumer and business customers within our local service territories. We also provide access to our local network and other wholesale communications services to other carriers.

	Quarters Ended September 30,				Difference
(millions)	2007	% of Revenues	2006	% of Revenues	$ Percent
Net operating revenues
Voice	$1,051	72%	$1,109	75%	$(58)	(5)%
Data	195	13%	180	12%	15	8%
High-speed Internet	124	8%	98	7%	26	27%
Wireless	15	1%	3	NM	12	NM
Other	61	4%	64	4%	(3)	(5)%

Service revenues	1,446	98%	1,454	98%	(8)	(1)%
Product revenues	27	2%	27	2%	—	—%

Total net operating revenues	$1,473	100%	$1,481	100%	$(8)	(1)%
Operating expenses
Costs of services	417	28%	436	29%	(19)	(4)%
Costs of products	41	3%	31	2%	10	32%
Selling, general and administrative	393	27%	379	26%	14	4%
Depreciation	257	17%	265	18%	(8)	(3)%

Total operating expenses	1,108	75%	1,111	75%	(3)	NM

Operating income	$365	25%	$370	25%	$(5)	(1)%

Capital expenditures	$195		$260		$(65)	(25)%

Switched access lines (millions)	6.6		7.0		(0.4)	(6.2)%

Switched access minutes of use (millions)	6,909		7,497		(588)	(8)%

High-speed Internet subscribers (thousands)	1,216		933		283	30%

Wireless subscribers (thousands)	108		24		84	NM

	Year to Date September 30,				Difference
(millions)	2007	% of Revenues	2006	% of Revenues	$ Percent
Net operating revenues
Voice	$3,206	72%	$3,226	74%	$(20)	(1)%
Data	572	13%	523	12%	49	9%
High-speed Internet	361	8%	285	7%	76	27%
Wireless	35	1%	3	NM	32	NM
Other	184	4%	213	5%	(29)	(14)%

Service revenues	4,358	98%	4,250	98%	108	3%
Product revenues	77	2%	81	2%	(4)	(5)%

Total net operating revenues	$4,435	100%	$4,331	100%	$104	2%
Operating expenses
Costs of services	1,238	28%	1,182	27%	56	5%
Costs of products	104	2%	77	2%	27	35%
Selling, general and administrative	1,172	26%	1,169	27%	3	—%
Depreciation	786	18%	751	17%	35	5%

Total operating expenses	3,300	74%	3,179	73%	121	4%

Operating income	$1,135	26%	$1,152	27%	$(17)	(1)%

Capital expenditures	$565		$708		$(143)	(20)%

Switched access minutes of use (millions)	21,550		23,398		(1,848)	(8)%

Net Operating Revenues

Net operating revenues declined $8 million for the quarter to date period and increased $104 million in the year to date periods ended September 30, 2007, compared to the same periods in 2006. Variances in individual categories of revenue are discussed below.

Voice

Voice revenues include monthly recurring fees for local service, enhanced calling features and long distance. Additionally, voice revenues include access and other wholesale services to other carriers to enable connectivity to our network as well as USF receipts and customer surcharges. Voice revenues declined $58 million and $20 million for the quarter and year to date periods ended September 30, 2007, compared to the same periods in 2006. The following table lists the major drivers of these changes:

	Increase (Decrease)
	Quarter	Year to Date
	(millions)
Transfer of long distance customers from Sprint Nextel	$—	$160
Decline in voice revenues primarily due to access line losses	(52)	(154)
Discontinuance of USF surcharges on high-speed Internet services	—	(14)
Other	(6)	(12)

Total decrease	$(58)	$(20)

Data

Data revenues represent data network services sold to business customers and special access services sold to other carriers. Data revenues increased $15 million and $49 million in the quarter and year to date periods ended September 30, 2007, compared to the same periods in 2006. The following table lists the major drivers of these changes:

	Increase (Decrease)
	Quarter	Year to Date
	(millions)
Special access revenue	$11	$25
Transfer of dedicated IP customers from Sprint Nextel	—	10
Ethernet and other business data services	5	15
Other	(1)	(1)

Total increase	$15	$49

High-speed Internet

High-speed Internet revenues increased $26 million and $76 million in the quarter and year to date periods ended September 30, 2007, compared to the same periods in 2006 driven by a 30% increase in subscribers. On an ongoing basis, we expect that high-speed Internet revenue will continue to increase, but at a lower rate.

Wireless

During the second quarter 2006, we began offering wireless communication services. The $12 million and $32 million increase in the quarter and year to date periods ended September 30, 2007 as compared to the same periods in 2006, was attributed to the increase in wireless subscribers. As of September 30, 2007, we had approximately 108 thousand subscribers to our wireless service as compared to 24 thousand subscribers a year ago.

Other Service

Other service revenues mainly includes professional services, intelligent network database services, billing and collection services and sales of products and services through various sales agency relationships, including our video service offering. Other service revenues declined $3 million and $29 million in the quarter and year to date periods ended September 30, 2007, compared to the same periods in 2006. The following table lists the major drivers of these changes:

	Increase (Decrease)
	Quarter	Year to Date
	(millions)
Transfer of customers to Sprint Nextel	$—	$(4)
Elimination of billing, collection and sales agency revenues due to customer transfers from Sprint Nextel	—	(19)
Other	(3)	(6)

Total decrease	$(3)	$(29)

Product Revenues

Product revenues are derived mainly from sales of customer premises equipment, or CPE, which is communications equipment that resides at a business customer’s location for the management of voice and data networks and applications. Sales of high-speed Internet equipment and wireless handsets to our customers also are reflected in product revenues. Product revenues remained flat for the quarter to date period and declined $4 million for the year to date period ended September 30, 2007, compared to the same periods in 2006. The year to date decrease was due in part to the transfer of certain large CPE customers to Sprint Nextel as part of the spin-off.

Revenue Reserves

Net operating revenues include revenue reserves for pending access disputes with competitive local exchange carriers, wireless carriers and inter-exchange carriers, billing errors and customer disputes and returns on product sales. These reserves require management’s judgment and are based on many factors. Revenue charges associated with establishing these reserves were approximately 1% of net operating revenues for the quarter and year to date periods ended September 30, 2007 and 2006.

Costs of Services

Costs of services include costs to operate and maintain the local network including employee-related costs directly supporting the network, costs directly associated with various service offerings, intercarrier compensation (such as access payments and reciprocal compensation), federal and state USF assessments and various operating taxes. Cost of services declined $19 million for the quarter to date period and increased $56 million for the year to date period ended September 30, 2007, compared to the same periods in 2006. The following table lists the major drivers of these changes:

	Increase (Decrease)
	Quarter	Year to Date
	(millions)
Transfer of long distance customers from Sprint Nextel	$—	$91
Long distance costs (primarily rate driven)	(13)	(13)
Reciprocal compensation (year to date increase impacted by $18 million of favorable settlements in 2006)	(3)	12
Discontinuance of USF requirements on high-speed Internet services	—	(14)
Network severance charges	21	4
Network productivity and other cost reductions	(15)	(19)
Other	(9)	(5)

Total increase (decrease)	$(19)	$56

Costs of Products

Costs of products increased $10 million and $27 million in the quarter and year to date periods ended September 30, 2007, compared to the same periods in 2006. These cost increases are related to higher product costs associated with wireless handsets and other telecommunications equipment.

Selling, General and Administrative

Selling, general and administrative (SGA) costs, includes costs associated with selling and marketing, customer service, information technology, bad debt expense, general corporate costs and all other employee-related costs. These costs increased $14 million and $3 million for the quarter and year to date periods ended September 30, 2007, compared to the same periods in 2006. The following table lists the major drivers of these changes:

	Increase (Decrease)
	Quarter	Year to Date
	(millions)
Transfer of long distance customers from Sprint Nextel	$—	$25
Elimination of allocated charges associated with the spin-off	—	(51)
Spin-off related costs	(18)	(77)
Increased costs of corporate support functions	4	27
Process initiatives	2	26
Effect of other postretirement plan amendments	(10)	(10)
Stock compensation and other benefits costs	24	36
Severance charges	10	14
Bad debt expense (includes incremental expense associated with long distance customers transferred from Sprint Nextel)	12	28
Other	(10)	(15)

Total increase	$14	$3

The reserve for bad debt requires management’s judgment and is based on many factors, including evaluation of general economic conditions. Bad debt expense as a percent of net operating revenues was as follows:

Quarters Ended September 30,		Year to Date September 30,
2007	2006	2007	2006
2.1%	1.3%	1.5%	0.9%

Depreciation

Depreciation expense declined $8 million for the quarter to date period and increased $35 million for the year to date period ended September 30, 2007, compared to the same periods in 2006. The following table lists the major drivers of these changes:

	Increase (Decrease)
	Quarter	Year to Date
	(millions)
Transfer of shared assets from Sprint Nextel	$—	$38
Growth in plant assets	7	30
Incremental depreciation resulting from capitalized sales and use tax assessments	—	5
Reduced depreciation rates applied to digital switching and digital loop equipment	(11)	(34)
Other	(4)	(4)

Total increase (decrease)	$(8)	$35

Segmental Results of Operations – Logistics

Through our Logistics segment, we procure, configure, service and distribute equipment, materials and supplies to the communications industry. The products that we offer include outside plant, business communication systems, telephones and accessories and network access equipment from leading manufacturers.

	Quarters Ended September 30,				Difference
(millions)	2007	% of Revenues	2006	% of Revenues	$ Percent
Net operating revenues	$121	100%	$125	100%	(4)	(3)%
Operating expenses
Costs of products	108	90%	116	92%	(8)	(7)%
Selling, general and administrative	12	10%	11	9%	1	9%
Depreciation and amortization	3	2%	2	2%	1	50%

Total operating expenses	123	102%	129	103%	(6)	(5)%

Operating loss	$(2)	(2)%	$(4)	(3)%	$2	50%

	Year to Date September 30,				Difference
(millions)	2007	% of Revenues	2006	% of Revenues	$ Percent
Net operating revenues	$353	100%	$415	100%	(62)	(15)%
Operating expenses
Costs of products	314	89%	378	91%	(64)	(17)%
Selling, general and administrative	32	9%	43	10%	(11)	(26)%
Depreciation and amortization	8	2%	8	2%	—	—%

Total operating expenses	354	100%	429	103%	(75)	(17)%

Operating loss	$(1)	—%	$(14)	(3)%	$13	93%

Capital expenditures	$1		$1		$—

Net Operating Revenues

Revenues from the Logistics segment decreased $4 million and $62 million in the quarter and year to date periods ended September 30, 2007, compared to the same periods in 2006. The following table lists the major drivers of these changes:

	Increase (Decrease)
	Quarter	Year to Date
	(millions)
New supply contract effective July 2007	$4	$4
Exit of enterprise and wireless markets	(1)	(30)
Loss of large supply contract	(9)	(29)
Other	2	(7)

Total decrease	$(4)	$(62)

Cost of Products

Cost of products includes costs of equipment sold and other operating taxes. These costs decreased $8 million and $64 million in the quarter and year to date periods ended September 30, 2007, compared to the same periods in 2006. The drivers of these changes are directly associated with the revenue factors noted above, as well as a reduction of inventory reserves related to previously exited markets and a 2006 third quarter charge associated with certain in-process inventory.

Selling, General and Administrative

Selling, general and administrative expense increased $1 million for the quarter to date period and decreased $11 million for the year to date period ended September 30, 2007, compared to the same periods in 2006. The increase in the quarter was due to severance charges partially offset by favorable bad debt experience. The year to date decline was mainly due to a reduction in workforce and other cost reductions associated with the exit of the enterprise and wireless markets in 2006, declines in spin-off related costs attributed to the Logistics business and favorable bad debt experience.

Consolidated Non-operating Items

	Quarters Ended September 30,		Year to Date September 30,
	2007	2006	2007	2006
	(millions)
Interest expense	$108	$116	$328	$203
Other (income) expense, net	(2)	(5)	(2)	(13)
Income tax expense	100	95	315	358

Interest Expense

In conjunction with our spin-off from Sprint Nextel, we incurred $6.6 billion of new debt in the form of senior notes and borrowings under our credit agreement. As of the issuance date, the weighted average interest rate on this long-term debt was approximately 6.8%.

Interest expense decreased $8 million in the quarter ended September 30, 2007, compared to the same period in 2006. This decrease is primarily due to the reduction in the outstanding balance under the credit agreement in the past twelve months. The year to date period increased $125 million, compared to the same period in 2006, primarily due to the issuance of the long-term debt discussed above, partially offset by the elimination of interest expense on notes previously payable to Sprint Nextel.

Our effective interest rate on long-term debt was 7.3% and 7.1% for the quarters ended September 30, 2007 and 2006, respectively. The slightly higher effective interest rate is primarily due to the gradual pay down of spin-off related debt bearing lower effective interest rates. Interest costs on pre spin-off short-term borrowings from Sprint Nextel have been excluded so as not to distort the effective interest rate on long-term debt. See “Liquidity and Capital Resources” below for more information on our financing activities.

Other (Income) Expense, Net

Other income decreased $3 million and $11 million for the quarter and year to date periods ended September 30, 2007, compared to the same periods in 2006, due primarily to a $5 million gain in 2006 related to the liquidation of our holdings in the Rural Telephone Bank and a $3 million gain resulting from the re-designation of a derivative instrument in the first quarter of 2006.

Income Tax Expense

Our effective tax rates for the quarter and year to date periods ended September 30, 2007, were comparable to the same periods in 2006. See Note 6, Income Taxes, of the Condensed Notes to Consolidated Financial Statements (Unaudited) for information about the differences that cause the effective income tax rates to vary from the federal statutory rate for income taxes.

LIQUIDITY AND CAPITAL RESOURCES

We manage our liquidity and capital resource needs primarily through managing the use of capital and the timing and amount of capital expenditures.

Operating Activities

Net cash provided by operating activities of $1.2 billion decreased $454 million in the year to date period ended September 30, 2007, compared to the same period in 2006. Cash received from customers increased by approximately $9 million, which was mainly driven by increased data and high-speed Internet sales and revenue generated by long distance customer transfers from Sprint Nextel at spin-off. These increases were partially offset by our access lines losses and declines in Logistics’ product revenue. Cash paid to suppliers and employees increased by approximately $100 million due mainly to cost of service increases associated with long distance customer transfers, incremental costs to establish corporate functions and wireless startup costs. Also, we made a $75 million contribution to our defined pension benefit plan during the third quarter of 2007. Interest payments increased by approximately $173 million attributable to the debt issued in connection with the spin-off. Cash paid for income taxes increased approximately $100 million due to tax refunds received in the 2006 first quarter.

Investing Activities

Net cash used by investing activities totaled $540 million in the year to date period ended September 30, 2007, compared to $671 million in the same period in 2006. Capital expenditures account for the majority of our investing activities. Our capital expenditures are targeted primarily towards increased network capacity and include investments for growth in demand for high-speed Internet and data services and regulatory mandates. Our decline in capital expenditures during 2007 was primarily related to reduced spin-off related spending as well as reduced funding requirements for new service addresses due to the downturn in residential construction and development.

Proceeds from sales of assets relate mainly to proceeds received from sales of rural telephone exchanges completed in the first and fourth quarters of 2006. Approximately $15 million of proceeds from the fourth quarter sale were received in the 2007 first quarter.

Financing Activities

Net cash used by financing activities totaled $730 million in the year to date period ended September 30, 2007, compared to $1.1 billion in the same period in 2006. In 2007, we made net cash payments of our long-term debt of $582 million. Dividend payments have totaled $271 million thus far in 2007.

In connection with the spin-off in 2006, we borrowed $2.1 billion under our credit agreement and paid Sprint Nextel a net amount of $2.2 billion in cash. In addition to us remitting the proceeds from the borrowing to Sprint Nextel, our $308 million advance receivable balance, which was classified as cash, was settled, and Sprint Nextel transferred $200 million of cash to us. Between the spin-off and the end of the 2006 third quarter, we made net payments of $705 million on our outstanding credit agreement. Additionally, we paid $194 million in dividends to Sprint Nextel prior to the spin-off.

Capital Requirements

We currently expect capital expenditures for 2007 to be approximately $840 million, including approximately $15 million of spin-off related spending. We continue to review capital expenditure requirements and will adjust spending and capital investment in response to operational needs and customer demand.

Liquidity

We expect that cash from operations will fully fund our 2007 capital requirements.

Our total indebtedness at September 30, 2007, was $5.9 billion, consisting of $4.5 billion in senior notes, $765 million in direct borrowings under our credit agreement and approximately $625 million of other debt. As of September 30, 2007, we had $365 million of direct borrowings under our revolving credit facility and letters of credit outstanding of approximately $29 million, providing for approximately $1.1 billion of availability under the revolving credit facility. Current debt maturities as of September 30, 2007, were $99 million. Annual interest costs on the borrowings outstanding at September 30, 2007, were $421 million.

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

We expect to pay regular quarterly dividends. Our ability to fund a regular quarterly dividend will be impacted by our ability to generate cash from operations. The declaration, amount and timing of future dividends will be at the discretion of our board of directors, and will depend upon many factors, including our financial condition, results of operations, growth prospects, funding requirements, applicable law, and other factors our board of directors deems relevant. On October 15, 2007, we announced that our board of directors declared a dividend of $0.625 per share on our common stock. The dividend is payable on December 31, 2007, to stockholders of record on December 10, 2007.

In connection with the spin-off, we established our own pension and other postretirement benefit plans. Our pension plan is funded in excess of current federal minimum requirements. Contributions during 2007 were $75 million and were determined based on projected plan asset and liability levels and in accordance with applicable pension funding laws and regulations. No further contributions are expected to be made to the pension plan during 2007.

As discussed in Note 3 of our Condensed Notes to the Consolidated Financial Statements, amendments to certain of our other postretirement benefit plans were approved in the second quarter and are fully effective January 1, 2008. While we expect to pay approximately $60 million in benefits during 2007, these amendments are expected to reduce 2008 benefit expenditures by approximately $30 million.

Future Contractual Obligations

Our total purchase obligations and other items as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006, have increased from $136 million to approximately $290 million as of September 30, 2007. This increase is primarily due to contracts that will replace certain of our transitional service agreements with Sprint Nextel.

Our adoption of FIN 48 resulted in the recognition of a liability for uncertain tax positions. As of September 30, 2007, this liability was $103 million. It is reasonably possible we may settle approximately $10 million of this liability during the remainder of 2007. The remaining liability has not been assigned to any particular year due to the inherent uncertainty regarding the timing of future cash outflows.

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

Approximately 87% of our outstanding debt at September 30, 2007, is fixed-rate debt. While changes in interest rates impact the fair value of this debt, there is no impact on earnings and cash flows because we intend to hold these obligations to maturity unless market and regulatory conditions favor different treatment.

We perform interest rate sensitivity analyses on our variable-rate debt. These analyses indicate that a 1% point change in interest rates would have an annual pre-tax impact of $8 million on the Consolidated Statements of Operations and Comprehensive Income (Unaudited) and Consolidated Statements of Cash Flows (Unaudited) at September 30, 2007. While earnings and cash flows are impacted as interest rates change, our variable-rate debt is not subject to changes in fair values.

We also perform a sensitivity analysis on the fair market value of our outstanding debt. A 10% decrease in market interest rates would cause an increase of approximately $196 million in fair market value of our outstanding debt at September 30, 2007.

Item 4T. Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, and in connection with the preparation of this quarterly report on Form 10-Q, our management, including the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer each concluded that the design and operation of the disclosure controls and procedures were effective as of September 30, 2007, in providing assurance that information required to be disclosed in reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and in providing reasonable assurance that the information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

During the third quarter of 2007, there have been no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Quarter Ended September 30, 2007	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Program
July 1 through July 31	21	$63.89	—	—
August 1 through August 31	77	59.03	—	—
September 1 through September 30	49	—	—	—

Total	147	$60.07	—	—

(1)	Acquisitions of common stock during the third quarter 2007 were pursuant to the terms of our 2006 Equity Incentive Plan and consist of the surrender of restricted stock to pay required minimum tax withholding upon vesting of the restricted stock and the forfeiture of restricted stock. The above table does not include shares purchased on the open market by Embarq’s benefit plans pursuant to the reinvestment of cash dividends in Embarq common stock held by the plans’ stock funds.

(2)	Excludes forfeited restricted stock since the purchase price was zero. The purchase price of a share of stock used for tax withholding is the amount of withholding paid per share used for that purpose.

Item 3. Defaults Upon Senior Securities

There were no reportable events during the quarter ended September 30, 2007.

Item 4. Submission of Matters to a Vote of Security Holders

There were no reportable events during the quarter ended September 30, 2007.

Item 5. Other Information

There were no reportable events during the quarter ended September 30, 2007.

Item 6. Exhibits:

Exhibit Number	Description

2.1*	Separation and Distribution Agreement (Incorporated by reference to Exhibit 2.1 to Amendment No. 4 to the Registration Statement on Form 10 (File No. 001-32732), filed with the Securities and Exchange Commission on May 2, 2006).

2.2*	Transition Services Agreement between Embarq Corporation (receiver) and Sprint Nextel Corporation (provider) dated as of January 20, 2006 (Incorporated by reference to Exhibit 2.2 to Amendment No. 3 to the Registration Statement on Form 10 (File No. 001-32732), filed with the Securities and Exchange Commission on April 28, 2006).

2.3*	Transition Services Agreement between Embarq Corporation (provider) and Sprint Nextel Corporation (receiver) dated as of January 20, 2006 (Incorporated by reference to Exhibit 2.3 to Amendment No. 3 to the Registration Statement on Form 10 (File No. 0001-32732), filed with the Securities and Exchange Commission on April 28, 2006.

2.4*	Tax Sharing Agreement dated as of May 17, 2006 by and among Sprint Nextel Corporation, Embarq Corporation and certain Embarq subsidiaries (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on May 18, 2006).

2.5*	Employee Matters Agreement dated as of May 17, 2006 between Sprint Nextel Corporation and Embarq Corporation (Incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on May 18, 2006).

2.6*	Patent Agreement dated as of May 17, 2006 by and between Sprint Nextel Corporation and Embarq Corporation (Incorporated by reference to Exhibit 2.5 to the Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on May 18, 2006).

2.7*	Trademark Assignment and License Agreement dated as of May 17, 2006, by and among Sprint Nextel Corporation, Embarq Corporation and certain Embarq subsidiaries (Incorporated by reference to Exhibit 2.3 to the Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on May 18, 2006).

2.8*	Software and Proprietary Information Agreement dated as of May 17, 2006 by and between Embarq Corporation and Sprint Nextel Corporation (Incorporated by reference to Exhibit 2.4 to the Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on May 18, 2006).

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Registration Statement on Form 10 (File No. 001-32732), filed with the Securities and Exchange Commission on May 2, 2006).

3.2	Amended and Restated Bylaws, as amended (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on July 25, 2006).

4.1	Indenture, dated as of May 17, 2006, by and between Embarq Corporation and J.P. Morgan Trust Company, National Association, a national banking association, as trustee (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on May 18, 2006).

4.2	6.738% Global Note due 2013 (Incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K (File No. 001-32372), filed with the Securities and Exchange Commission on March 9, 2007).

4.3	7.082% Global Note due 2016 (Incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K (File No. 001-32372), filed with the Securities and Exchange Commission on March 9, 2007).

4.4	7.995% Global Note due 2036 (Incorporated by reference to Exhibit 4.4 to the Registrant’s Annual Report on Form 10-K (File No. 001-32372), filed with the Securities and Exchange Commission on March 9, 2007).

Exhibit Number	Description

4.5	Credit Agreement, dated May 10, 2006, by and among Embarq Corporation (borrower), the banks, financial institutions and other institutional lenders (initial lenders) and issuers of letters of credit (initial issuing banks) and Citibank, N.A., as administrative agent (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on May 11, 2006).

10.1	Executive Severance Plan, including Form of Participation Agreement entered into between Embarq Corporation and the following executive officers: Harrison S. Campbell, William E. Cheek, Richard B. Green and E.J. Holland, Jr. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on April 30, 2007.

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Dated: November 1, 2007