Form 10-K
period 2007-12-31
Embarq CORP
filed 2008-02-29
CIK 1350031

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

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

Large accelerated filer  ☒                         Accelerated Filer  ☐                     Non-accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

Aggregate market value of voting and non-voting common stock equity held by non-affiliates at June 30, 2007, was $9,661,920,572

COMMON SHARES OUTSTANDING AT FEBRUARY 27, 2008: 153,414,051

Documents incorporated by reference

Portions of the registrant’s definitive proxy statement filed under Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which definitive proxy statement is to be filed within 120 days after the registrant’s fiscal year ended December 31, 2007, are incorporated by reference in Part III.

EMBARQ CORPORATION

SECURITIES AND EXCHANGE COMMISSION

ANNUAL REPORT ON FORM 10-K

Part I

Item 1.  Business

Overview

Embarq Corporation is a holding company with its business operations principally conducted through its subsidiaries. Unless the context otherwise requires, references to “Embarq,” “we,” “us” and “our” mean Embarq Corporation and its subsidiaries.

We provide, both directly and through wholesale and sales agency relationships, a suite of communications services, consisting of local and long distance voice, data, high-speed Internet, satellite video, wireless and other communication related products and services to consumer and business customers primarily in our local service territories in 18 states. We also provide access to our local network and other wholesale communications services for customers, including other carriers. Through our Logistics segment, we provide wholesale product distribution, logistics and configuration services.

We have a significant presence in Florida, North Carolina, Nevada and Ohio (these four states represent nearly two-thirds of all of our access lines). The remaining states (in order of number of access lines) are: Virginia, Pennsylvania, Texas, Indiana, Missouri, Tennessee, New Jersey, Minnesota, Kansas, South Carolina, Washington, Oregon, Nebraska and Wyoming. As the incumbent local exchange carrier, or ILEC, we are generally the “carrier of last resort” in our local service territories and receive funding under universal service programs in certain of these territories.

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

As part of our overall business strategy, and consistent with the limitations under our tax sharing agreement with Sprint Nextel, we expect to regularly evaluate business opportunities. These may include investments in current or new business lines and acquisitions and divestitures. At any time we may be discussing or negotiating a transaction that, if consummated, could have a material effect on our business, financial condition, liquidity or results of operations. Our board of directors regularly evaluates our strategy.

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

Certifications

The certifications of our Interim Chief Executive Officer and Chief Financial Officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 are attached as Exhibits 31.1, 31.2, 32.1 and 32.2 to this annual report on Form 10-K.

Business Strategy

Our strategy is to maximize profitable communications services revenue per customer by diversifying our offerings and selling integrated and bundled products and services that meet the needs of our consumer, business and wholesale customers, while also focusing our efforts on minimizing the loss of access lines in our traditional local wireline business. There are four key elements of this strategy:

•	Provide useful products and solutions to attract and retain customers by marketing integrated service offerings, and developing simplified products that meet our customers’ needs.

•

Improve customer experience and perception of service and product offerings by providing improved service quality and reliability and using our local market knowledge and experience to provide customers with superior service and products.

•

Manage costs by implementing process improvements, focusing our network investment in growth areas, improving the efficiency and effectiveness of our customer support operations and simplifying our information technology support systems.

•

Maintain a customer-focused culture that encourages high performance and employee satisfaction by maintaining our commitment to the communities we serve, providing innovative and competitive services and products while providing an exceptional customer experience, making Embarq a great place to work through effective employee communication and aligning management and employee incentives and compensation plans.

We believe our unique strengths will enable us to successfully execute our strategy. Our principal strengths are described below:

Longstanding Customer Relationships

As the incumbent provider of communications services in our local service territories, we have developed longstanding customer relationships. Based on our estimates, we provide communications services to approximately 75% of the total potential customers in our local service territories. We manage our service offerings to serve the needs of each community effectively and efficiently. As a provider of traditional and new wireline services in our local service territories, our infrastructure is readily available to meet our customers’ evolving needs, and we strive to be their preferred choice as they seek additional services. To become the preferred choice of our current and prospective customers, we continually aim to improve the quality of the customer experience for all products, at all touch points, in all our markets. We strive to continually improve our current products and service offerings and we also plan to expand our product portfolio, both by internal development and external partnering efforts, in order to meet demand for broader communications services. We offer bundled services that are designed to meet our customers’ needs, while also simplifying their selection and use of a full complement of our products and services.

Pre-existing Network Infrastructure

As the incumbent provider of communications services in our local service territories, we have a network infrastructure already in place to serve our customers’ current needs. This network also provides the foundation for offering new services, where economically feasible, to meet our customers’ evolving needs such as our high-speed Internet services, which, as of December 31, 2007, are available to customers representing almost 80% of our access lines. Because we have a pre-existing wireline network with significant traffic that is capable of high-speed Internet services, we have been able to efficiently deploy these services to a large part of our customer base without incurring the significant capital costs associated with creating new wireline connections to the customers’ premises.

Ability to offer a wide array of bundled services and communications services for business customers including equipment, data and managed services.

We are among the few communications service providers in many of the markets we serve that can provide a suite of services to both consumer and business customers that includes wireline voice services, long distance, high-speed Internet, video entertainment, wireless services and communications equipment for business customers. We seek to maximize profitable communications services revenue per customer through the convenience and cost savings of using a single provider for a broad suite of services. By offering a bundled package of products and services, we have improved our high-speed Internet penetration resulting in increased revenue. Since we introduced our high-speed Internet access service in 1999, we have successfully grown our high-speed Internet base to almost 1.3 million subscribers at December 31, 2007, which represents approximately 26% penetration of our capable access lines. At December 31, 2007, we had approximately 112 thousand wireless subscribers.

Since becoming an independent company, we have introduced many innovative new ideas to the marketplace in certain of our consumer and business markets. We expect to continue offering integrated or converged services which when combined with the modernization of our networks and support systems will allow us to be more competitive.

Our Geography and Demographics

We have service territories in 18 states which includes a broad range of geographies from the most metropolitan markets, such as Las Vegas, Nevada, to rural markets, such as Gun Barrel City, Texas. The customer base, marketing reach, competitors, network infrastructure and economics of the business vary widely among the geographies. Our access lines are split about evenly between metropolitan and rural markets.

Metropolitan markets allow for efficient advertising reach and utilization of personnel, particularly the technician field force. They also enjoy more widely available high-speed Internet coverage and speeds and higher concentrations of business and wholesale customers. However, metropolitan locations already have strong competitors, such as cable and wireless companies and also competitive local exchange carriers, or CLECs.

Our rural territories include smaller towns and less densely populated areas. The towns tend to have some wireless, cable and even CLEC competition, but the surrounding areas are generally only served by our network. We provide high-speed Internet capabilities in many of the small town markets we serve.

The annual growth in number of households in our local service territories has averaged approximately 1.7% over the three years ended December 31, 2007, compared to the national average over that period of approximately 1.3%. While our local service territories cover all or part of six of the 20 fastest growing metropolitan statistical areas, or MSAs, based on the 2000 census, current developments in the housing market related to slowdowns in home sales and new construction could affect our growth rates in the future. Approximately 30% of our access lines as of December 31, 2007, were in those six MSAs.

Service and Product Expertise

We believe that our strong heritage provides a solid foundation for the continued development and delivery of cost-effective products and services. For over 100 years, our business has focused on providing high quality communications products and services to meet the evolving needs of our customers. We intend to build on the core strengths of our business and our experienced employee base to fulfill our goal of providing high quality, cost-effective products and services and innovations that address our customers’ communications needs.

Business Segments

The following table summarizes the components of our major revenue sources for the past three years ended December 31, 2007.

	For the Years Ended December 31,

	2007	2006	2005

	(millions)

Telecommunications Segment:
Voice	$4,238	$4,346	$4,265
Data	765	706	657
High-speed Internet	489	393	310
Wireless	51	7	-
Product	113	111	125
Other	243	270	334

Total	$5,899	$5,833	$5,691

Logistics Segment
Product	$466	$530	$563

See Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 8, Business Segment Information, of the Notes to Consolidated Financial Statements for more information regarding the financial performance of these segments.

Telecommunications Segment

We offer six general categories of products and services through our Telecommunications segment: voice, data, high-speed Internet, wireless, product and other. We currently provide a wide range of products and services through these categories, including the following:

Voice

Local Services

We offer local calling services to consumer and business customers within our local service territories, generally for a fixed monthly charge. While we have achieved significant pricing deregulation over time, the maximum amount that we can charge a customer for local calling services is still largely governed by state and/or federal regulatory authorities and, as a practical matter, by our competitors. We also offer a number of enhanced calling features and other services, such as call forwarding, caller identification, voicemail, call waiting and inside wire installation and maintenance services, for which we generally charge an additional monthly fee. We also generate revenue from non-recurring services, such as service activation and reactivation. As of December 31, 2007, we had approximately 4.3 million consumer access lines and 2.0 million business access lines.

Long Distance

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

Access Services

We sell various forms of access services to long distance carriers, wireless carriers and CLECs thereby enabling connectivity with their networks and facilitating our local customers’ ability to make or receive calls to or from markets controlled by other carriers. We also receive reciprocal compensation from other carriers for terminating interconnected local and wireless calls. Access charges for interstate and international calls are regulated by the Federal Communications Commission, or FCC, while access charges for intrastate calls are regulated by the state public utility commissions, or PUCs.

Wholesale Service

Pursuant to FCC regulations, we offer certain of our network facilities to CLECs on a resale and unbundled basis, such as unbundled network elements, or UNEs, and allow them to collocate some of their equipment in our central offices. The FCC sets general guidelines for pricing of resale, UNEs and collocation and the state PUCs approve the actual prices charged. As of December 31, 2007, we had approximately 0.2 million wholesale access lines, including resale and payphone lines.

Universal Service Receipts and Surcharges

Voice revenues include universal service fund receipts and surcharges. The Telecommunications Act of 1996, or Telecom Act, requires that providers of telecommunications services offer local service at affordable rates to customers living in rural, insular or other high cost areas that are reasonably comparable to those charged in urban areas. As required by the Telecom Act, telecommunications service providers must contribute to the federal Universal Service Fund, or USF, and other state regulated programs based on a percentage of their gross revenues. We recover our contributions to these programs from our customers through surcharges on revenues, as well as receive federal and state universal service subsidies for certain high cost areas that we serve. See “Legislative and Regulatory Developments” for additional information on federal and state universal service programs.

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

High-speed Internet

As of December 31, 2007, we provided high-speed Internet access services to nearly 1.3 million subscribers. Our primary high-speed Internet offering features a download speed of up to 1.5 Mbps, but we also offer download speeds ranging from 256 Kbps to 10 Mbps. We also generate revenue through the newly launched EMBARQ™ branded web portal, myEMBARQ.com, which offers a variety of enhanced services for our HSI subscribers, such as e-mail with unlimited storage, music and video downloads, commercial free radio, discounted access to popular web sites, news, games, and other content.

Wireless

We currently offer wireless services through a wholesale arrangement involving a MVNO relationship with Sprint Nextel. Also, through a sales agency agreement with Sprint Nextel, we offer Sprint Nextel branded wireless services to medium and large business customers. Sales agency revenues are reported as other service revenue. Currently, Sprint Nextel’s wireless network covers approximately 80% of our local service territories. As of December 31, 2007, we had 112 thousand wireless subscribers. Our wireless service has been and continues to be dilutive to our results of operations, but we have and continue to take the actions necessary to improve these results. In late 2007, we began to take steps to minimize dilution, such as modifying our offerings and credit policies to more selectively target customers and reducing related advertising and promotional expenses. In 2008, we have continued to evaluate our approach to optimize the performance of our wireless business. In connection with that evaluation, we will take certain steps to accomplish an orderly transition away from our current approach to our MVNO arrangement and will further evaluate our wireless service offerings.

Product revenues

We sell and service a range of customer premises equipment, or CPE, which is communications equipment that resides at a business customer’s location for the management of voice and data networks and applications. We provide CPE to our business customers through sales, engineering, and distribution relationships with a small number of primary vendors. Product revenue also includes sales of wireless handsets.

Other

We currently sell video services through our sales agency relationships with DISH Network Corporation and DIRECTV, U.S. As of December 31, 2007, approximately 200 thousand of our customers subscribe to these video services. We generally sell video services as part of our bundled products and services offering, with charges for all products and services appearing on a single bill provided by us to our consumer customers.

We also offer engineering and customer support services to our customers, remote management and monitoring of CPE, remote security services to protect customer information and networks and maintenance of equipment under contract. Other service offerings include caller identification database services, billing and collection services and product and service sales through various sales agency relationships with Sprint Nextel.

Logistics

Through our Logistics segment, we procure, configure and distribute equipment, materials and supplies to the communications industry. The products that we offer include outside plant, telephones and accessories and network access equipment from leading manufacturers. We seek to offer effective and efficient supply chain solutions. This segment operates seven distribution centers throughout the U.S., stocking more than 20 thousand items from almost 2 thousand manufacturers.

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

To foster long-term relationships with our customers, we have undertaken many initiatives to provide quality customer service. We operate 20 call centers, located mainly in our local service territories, staffed with customer service representatives who are knowledgeable about the markets we serve. In addition, we have automated many of our customer service functions, including Internet e-commerce systems, so that our customers can receive answers to many frequently asked questions regarding their communications services without speaking to a customer service representative. We continue to consolidate our service plans and simplify our invoices to better meet our customers’ needs.

We manage our service offerings in an effort to serve the needs of each customer effectively and efficiently. We are committed to a high standard of service and have sales representatives with market knowledge in a majority of our local service territories in which we operate. Based on our understanding of our customers’ needs, we offer bundled services that are designed to simplify the customer’s selection and ability to use our services. Offering bundled services allows us to capitalize on our network infrastructure by offering a suite of communications services in local voice, high-speed Internet access, and long distance services, as well as video and wireless. We believe that offering bundled services improves customer retention, enhances returns on network assets and provides us an opportunity to offset declining access lines due to wireless substitution, competition from cable operators and CLECs.

Consumer Markets

Consumer Markets generated $2.7 billion, or 42%, of our total 2007 reported net operating revenue. Consumer Markets provides a portfolio of bundled voice, high-speed Internet, and satellite video services to over 4 million households across our local service territories. The group offers products and services through a variety of channels, including call centers, the Internet, retail stores and third-party channels.

Consumer Markets have had success selling high-speed Internet service with a revenue growth rate of 28% in 2007. We expect continued growth in high-speed Internet, but at a lower percentage growth rate as our base grows. At December 31, 2007, we had consumer high-speed Internet subscribers of 1.1 million compared to 0.8 million at the end of 2006.

Our consumer retail marketing approach emphasizes customer-oriented sales, marketing and service with a local presence. We market our retail products and services primarily through our customer service representatives, direct sales representatives, local retail stores, telemarketing and third parties. We support our distribution with direct mail, bill inserts, newspaper advertising, website promotions, public relations activities and sponsorship of community events. In our local service territories, we operate retail stores that allow our customers to pay their bills directly or meet personally with our customer service and sales representatives to purchase additional services and, in some locations, customer premises equipment. At December 31, 2007, we had 53 retail stores as compared to 46 at the end of 2006. Our customer service and sales representatives promote sales of services to meet the unique needs of our customers. Sales channels have been expanded to increase the visibility of our products and services.

Consumer Markets’ goal is to win new customers while selling additional communication services to existing customers. This approach includes integrating voice, data and entertainment services to deliver competitively priced, integrated product bundles for our customers on one easy to understand bill and is designed to enable us to maximize communications services revenue per household and improve customer retention. Consumer Markets is also optimizing its channels and maximizing returns from recent investments in retail stores and Internet e-commerce.

Business Markets

Business Markets generated $1.5 billion, or 25%, of our total 2007 reported net operating revenue. Business Markets provides communication services that includes local, long distance and wireless voice, satellite video, data services including high-speed Internet, maintenance and managed network services to more than a half million businesses, federal, state and local governmental customers. The group offers products and services through a variety of channels, including call centers, the Internet, retail stores, direct sales and third-party channels.

Business Markets has had success in the sale of high-speed Internet service with a revenue growth rate of 12% in 2007. We expect continued growth in high-speed internet, but at a slightly lower percentage growth rate as our base grows. At December 31, 2007, we had approximately 164 thousand business high-speed Internet subscribers compared to approximately 142 thousand at the end of 2006.

Our business customer retail marketing approach focuses on end-to-end customer communications solutions from small businesses to large enterprise customers. We market our retail products and services to business customers through several channels, including direct sales forces located in most of the areas we serve, call center sales and service representatives, telemarketing programs and local retail stores. Our direct sales force calls on prospective and existing business customers to provide a reliable and complete communications solution that best fits the needs of our customers based on our communications knowledge and the information we gain about the customers’ needs. Our network engineers design services, products and applications that help our customers operate their businesses. Our technicians survey customer premises to assess building entry, power and space requirements for communications equipment and coordinate delivery, installation and testing of equipment. We utilize many advertising and promotional programs, including direct mail, bill inserts, media advertising, newspaper advertising, website promotions, public relations activities and sponsorship of community events. In 2008, we plan to continue refining our selling channels and leverage value added resellers.

Business Markets’ marketing approach includes a commitment to deliver communications solutions that meet existing and future business customer needs through bundles of services, integrated service offerings and the development of innovative products and services. Initiatives include refining channels and touchpoints to reach new customers as well as providing existing customers with new products and services. The breadth of our product portfolio allows us to meet a variety of telecommunications needs from a single proprietor all the way to our largest enterprise customer, integrating voice, data, wireline and wireless technologies. Through partnerships and the development of innovative services, Business Markets is also building certain value-added services as business customers migrate to converged information and network technologies.

Wholesale Markets

Wholesale Markets generated $1.7 billion, or 26%, of our total 2007 reported net operating revenue. Wholesale Markets offers a variety of network-based products and database services to local, long distance and wireless customers. Carriers utilize these wholesale products as part of their infrastructure and support systems in providing end-user retail services. Key products for this group include switched and special access, collocation, database, directory assistance, operator services, high-speed data, unbundled network elements, or UNEs, and access to network signaling systems. With the growth in wireless voice and data services, wireless carriers operating within our local service territories are increasingly purchasing wholesale services to link their towers and to interconnect with our wireline networks. As of December 31, 2007, Wholesale Markets also provided public access services to approximately 22 thousand pay telephone units in 43 states and the District of Columbia. Further, through 19 account relationships, Wholesale Markets provides communications services to inmates at 154 state and county correctional institutions.

Our wholesale marketing approach includes direct sales calls to our carrier customers in the inter-exchange long distance, wireless, CLEC, and Internet Service Provider, or ISP, market segments. Wholesale revenues are derived primarily from switched access for originating and terminating long distance calls, special access to provide dedicated links between customer premises and carrier networks, intelligent network database services and interconnection services to link networks between carriers. Approximately $1.2 billion of our wholesale revenues are derived from our top 20 carriers. Our employees work closely with these customers to develop products and services that address their specific needs and to ensure that we continue to be the wholesale provider of choice within our local service areas. In addition, our dedicated account managers and supporting sales engineers consult with these customers on network design and application needs.

Wholesale customers have access to the majority of our products and services through our wholesale website and through tariffs that are filed with state and federal regulatory agencies. We have improved our wholesale website both to enhance our customer experience and to simplify the nature of calls to our wholesale service centers.

Wholesale Markets’ is focused on providing superior network service quality and products tailored specifically to our customers’ business needs and improving order flow between our internal systems and our customers’ systems.

Logistics

Logistics generated $0.5 billion, or 7% of our 2007 reported revenue. The sales and marketing approach in our Logistics segment emphasizes providing cost competitive communications products and material management solutions. We service our network service provider’s customer base through a direct sales organization, centralized call center operations and e-commerce activities. We support this channel with direct mail, bill inserts, trade advertising, website promotions, public relations activities and participation in key industry trade shows. We also help customers with advanced supply chain solutions by providing engineering and installation services to help improve the operational efficiency of their businesses.

Network Architecture and Technology

Our network consists of host and remote central office digital switches and digital loop carriers interconnected with copper, microwave and fiber facilities. The outside plant infrastructure connecting the customer with the core network consists of a mix of fiber optic and copper facilities. At the end of 2007, Embarq maintained over 338,000 route miles of copper plant. Our network also includes approximately 43,000 route miles of local and long-haul fiber optic cables typically powered with synchronous optical network terminals which are the primary transport technology between our 309 host and 1,252 remote central offices and interconnection points with other incumbent carriers. The network also contains 12 Signaling System 7, or SS7, transfer points to provide call control and signaling.

In our markets, high-speed Internet-enabled integrated access technologies are being deployed to provide significant broadband capacity to our customers. Embarq continues to remove network impediments to offer high-speed Internet service to more customers. At the end of 2007 almost 80% of our access lines were capable of providing high-speed Internet service to our customers. We continue to evaluate new broadband technologies, fixed wireless and digital subscriber line enhancements that could expand the coverage and data speeds of our high-speed Internet.

Embarq offers facilities-based services in each of our markets. In addition to the equipment noted above, our fully integrated communications network is comprised of IP routers, Ethernet switches, Asynchronous Transport Mode (ATM) switches and frame relay switches capable of handling voice, data and dedicated circuits.

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

Our Relationship with Sprint Nextel

In connection with our spin-off, we entered into certain agreements with Sprint Nextel. The key terms of the principal agreements that continue to be operative are summarized below:

Separation and Distribution Agreement.  We entered into a separation and distribution agreement that generally requires both Sprint Nextel and us to indemnify each other and each other’s representatives and affiliates against certain liabilities. The separation and distribution agreement also contains the terms of the spin-off and certain covenants regarding cooperation to effect the transactions contemplated by the spin-off. The agreement also governs rights both Sprint Nextel and we have to access certain of each other’s information following the spin-off. As of December 31, 2007, all material provisions of this agreement had been satisfied. As an ancillary agreement to the separation and distribution agreement, we also entered into an employee matters agreement relating to certain compensation and employee benefit obligations with respect to our current and former employees.

Tax Sharing Agreement.  In connection with the spin-off, we entered into a tax sharing agreement with Sprint Nextel. The tax sharing agreement covers our and Sprint Nextel’s rights and obligations with respect to taxes for both the pre and post-spin-off periods. As of December 31, 2007, settlement of the parties’ rights and obligations relating to certain pre-spin-off periods is still pending. We have reflected the estimated amounts that may be due from or to Sprint Nextel pursuant to this agreement, in the Consolidated Balance Sheets. These estimates are based on preliminary calculations, which are still subject to further adjustment based on the agreed processes to resolve these matters, including arbitration.

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

Intellectual Property Agreements.  In connection with the spin-off, we entered into a patent agreement, software and proprietary information agreement and a trademark assignment and license agreement with

Sprint Nextel. These agreements, as amended, govern Embarq’s relationship with Sprint Nextel with respect to ownership of and use of intellectual property.

Transition Services Agreements.  We entered into transition services agreements with Sprint Nextel under which both parties agreed to provide certain specified services to one another for up to two years following the spin-off. As of December 31, 2007, we have exited the majority of these agreements and expect that we will exit the remaining agreements according to their terms.

Commercial Service Agreements.  We and Sprint Nextel entered into commercial service agreements pursuant to which each company obtains services from one another. The principal agreements, as amended, are described below:

•

We entered into a non-exclusive wholesale agreement, which we refer to as the MVNO agreement, with Sprint Nextel. Under this agreement, for a period of 7 years, we are able to resell certain CDMA-based wireless voice and data services in our local service territories.

•

Under a 5 year wholesale master services agreement with Sprint Nextel, that we refer to as the long distance agreement, we have the ability to market and sell our own branded wireline long distance voice and data services to consumer and small business customers. Under this agreement, we must purchase a minimum of 95% of our volume at the date of spin-off for certain categories of domestic and international long distance voice and data services from Sprint Nextel.

In addition to the MVNO agreement and long distance agreement, we have also entered into a sales agency agreement with Sprint Nextel to sell to business customers certain Sprint Nextel-branded wireless and wireline voice and data services, and a teleservices agreement where we purchase payphone and private branch exchange repair and refurbishing and reverse logistics services from Sprint Nextel. We have also entered into certain agreements with Sprint Nextel where we provide certain services to Sprint Nextel, including calling name database services, toll free rehome services and special access services.

Competition

There is widespread competition among communications services providers. The traditional dividing lines between local, long distance, wireless, video and Internet services are becoming increasingly blurred. Through mergers, joint ventures and various service expansion strategies, major providers are striving to provide integrated services in many of the markets we serve. This trend is also reflected in regulatory changes that have encouraged competition and the offering of integrated services. We expect competition to intensify as a result of the entrance of new competitors and the rapid development of new technologies, products and services.

Competition may adversely impact our revenues and profits in several ways, including:

•	Losing customers and market share;

•	Forcing us to lower prices or increase capital investment or marketing expenses to remain competitive; and

•	Increasing our need to incur additional costs in order to diversify our product or service offerings.

•	The possibility of customers shifting to less profitable data-driven services;

As an ILEC, we increasingly face competition from alternate communication systems constructed by facilities-based providers, including cable operators that offer Voice over Internet Protocol, or VoIP, service, integrated carriers, alternative access vendors, cities and local governments, over-builders, CLECs and other entities. Some of these systems, which have become more prevalent as a result of the Telecom Act and recent technological developments, are capable of originating or terminating calls without use of the ILECs’ networks or switching services. Other providers, including those utilizing non-facilities based VoIP, or nomadic VoIP, make use of the high-speed Internet access services that we provide to our customers and may displace the local, long distance, calling features and switched access revenues that we formerly obtained from conventional forms of voice services. We anticipate that all these trends will continue and will lead to increased competition with our services.

We are facing increasing competition from cable operators who offer VoIP services that compete with our local and long distance voice services. As of December 31, 2007, cable VoIP services were available to approximately 70% of the households in our operating area. Deployment of VoIP services by cable operators increased significantly in recent years and will continue to increase for the foreseeable future. We intend to actively monitor these developments, to observe the effect of emerging competitive trends in larger markets and to develop appropriate competitive responses.

Furthermore, wireless communications services increasingly constitute a significant source of competition for local communications services, especially as wireless carriers expand, begin to offer unlimited calling plans or otherwise reduce their prices and improve their network coverage. As a result, some customers have chosen to completely forego use of traditional wireline phone service and instead rely solely on wireless services. We anticipate that the trend toward using wireless services will continue. Technological developments in cellular telephone, personal communications services, digital microwave, satellite, broadband radio services, broadband over powerline, local multipoint distribution services, meshed WiFi and other wired and wireless technologies permit the further development of alternatives to traditional wireline services. Changes in technology generally result in new entrants into the communications services marketplace. See “Risk Factors—Risk Factors Relating to our Business—Due to competitive, technological and regulatory changes our core business could decline, which could have an adverse effect on our business and future prospects.”

Additionally, much of the local competition that arose after the passage of the Telecom Act took the form of the resale of ILEC services or the use of ILECs’ UNEs, either as a total package of service capabilities (generally referred to as the unbundled network element platform, or UNE-P), or in combination with facilities owned by the CLEC. We have traditionally been less subject to these forms of competition than larger ILECs serving more urban areas, and recent regulatory decisions have relieved ILECs of the obligation to make UNE-P available to competitors. However, we continue to offer a Local Wholesale Service to CLECs operating in our territory under commercial agreements in place of UNE-P service formerly offered under interconnection agreements.

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

Despite the various challenges facing our business, our numerous strengths such as our established customer relationships, existing network architecture, extensive product and service expertise and wide array of bundled offerings, are helping us in our efforts to reduce access line losses. We intend to continue challenging the competition with:

•	Innovative bundled offerings that not only respond to but anticipate our customers’ changing needs;

•	New product offerings, such as continued roll-out of high-speed Internet access and fiber-based Ethernet services;

•	Effective customer care and simplified billing; and

•	Attractive and simplified pricing.

Legislative and Regulatory Developments

The communications industry has been and remains the subject of legislative and regulatory oversight at both the federal and state levels. The Telecom Act was the first comprehensive update of the Communications Act of 1934. Among other things, the Telecom Act provided a framework for local competition, but required the implementation of rules by the FCC and the states. These rules have been the subject of numerous court appeals, as well as lobbying efforts before Congress. In virtually every session of Congress since the adoption of the Telecom Act, legislation has been proposed to amend it. In addition, members of Congress use Congressional hearings and letters to emphasize points to regulators. Congressional participation in the development of regulatory policy and enforcement makes the regulatory process less predictable and potentially adverse to our interests. Legislatures and regulatory agencies in the 18 states in which we provide local service also engage in regulatory policymaking that affect our business.

As an ILEC, we are subject to pervasive regulation by both state and federal regulatory bodies. While the amount of regulation is diminishing and we continue to pursue regulatory and legislative polices that will further diminish regulatory burdens imposed on us, we remain subject to more regulation than our competitors. Competition is increasing at a faster rate than regulation is decreasing. The following summary of the regulatory environment in which our business operates does not describe all present and proposed federal, state and local legislation and regulations affecting the communications industry. Some laws and regulations are currently the subject of judicial proceedings, legislative hearings and administrative proceedings that could change the manner in which our industry operates. We cannot predict the outcome of any of these matters or their potential impact on our business. Regulation in the communications industry is subject to change and any change may have an adverse effect on us in the future. The following discussion describes some of the major communications-related regulations that affect us, but numerous other substantive areas of regulation not discussed here may also influence our business.

Scope of Regulatory Environment

At the federal level, as an ILEC, we are subject to regulation by the FCC and that regulation is generally more extensive than the regulation of our competitors. This regulation not only covers our rates and service terms, but also affects the terms on which ILECs must provide connections and network elements to competitors. In contrast, wireless carriers are not regulated from a retail pricing standpoint, but are subject to various licensing and technical requirements imposed by the FCC, including provisions related to the acquisition, assignment or transfer of radio licenses, and mandates, such as enhanced 911, or E-911, and wireless local number portability. Long distance carriers, which compete against us and are our customer, are more lightly regulated and are largely detariffed and rate deregulated.

Cable operators offer local and long distance voice services, high speed Internet and video services in many of our markets, while facing less regulation of these services than we face. A small but growing category of nomadic VoIP providers offer services that compete with our wireline offerings also face a lighter regulatory burden. The FCC has preempted states from exercising entry and related economic regulation of such nomadic VoIP providers but the FCC has not preempted state regulation of fixed VoIP service, such as typically offered by cable operators.

With the growing use of VoIP technologies, the FCC is considering the regulatory status of various forms of VoIP. The outcome of these proceedings will determine whether and how retail VoIP offerings should be regulated, as well as whether VoIP-originated traffic should be afforded different reciprocal compensation or access charge treatment for calls terminated on ILEC networks. Specifically, the FCC found that computer-to-computer VoIP services that do not involve a retail charge or use conventional telephone numbers, are information services, rather than communications services, effectively deregulating these services. To date, the FCC has, among other things, directed providers of certain VoIP services to offer E-911 emergency calling capabilities to their subscribers, applied the requirements of the Communications Assistance for Law Enforcement Act, or CALEA, to certain VoIP providers, and determined that VoIP providers are subject to federal universal service assessments (see “Universal Service Programs”). Other issues regarding VoIP, such as whether VoIP that interconnects with switched networks qualifies as an “information service” or a “telecommunications service,” continue to be the subject of a pending FCC proceeding initiated in March 2004. These issues continue to generate interest within the industry as they can affect ILEC charges for terminating VoIP calls and competitive parity among services and service providers. We cannot be certain whether and when the FCC will further clarify or modify rules governing treatment of VoIP services.

Although the ILEC generally has more pervasive regulation by the FCC than other providers, in 2007 the FCC agreed to forbear from certain regulations previously applied to our and other ILEC’s business broadband services. In granting these forbearance requests, the FCC found that the market for these services provided to larger business customers is competitive and that traditional regulation of ILECs’ provisions of these services is unwarranted. The FCC’s action allows us and other ILECs greater flexibility to tailor our service offerings to customer needs and competitive market conditions. Several parties have appealed the FCC’s grant of forbearance. The ultimate outcome of such legal challenges of the FCC’s orders is uncertain.

Additionally, in 2005 the FCC declared the high-speed Internet access services that we and other ILECs provide to be “information services,” effectively deregulating these services. This order relieved ILECs of the obligation both to provide the underlying broadband transmission to other ISPs and to make federal universal service contributions on revenues from high-speed Internet access services. This order put ILECs’ high-speed Internet access services on an equal regulatory footing with cable modem Internet access services. Separately, the FCC ruled that facilities-based high-speed Internet access service providers are subject to CALEA.

At the state level, ILEC local service prices and company earnings were historically regulated based on the cost of providing the service plus a prescribed rate of return. Only three of the states in which we operate (Washington, Oregon, and New Jersey), representing less than 5% of our access lines, continue to regulate us in this manner. In the remaining states, we are regulated under “price cap” regulation that typically limits our ability to increase rates for local services by a predetermined formula, but generally relieves us from the requirement to meet certain earnings tests. Additionally, in most of the states in which we operate, we have gained pricing flexibility for certain enhanced calling services, such as caller identification, and for bundled services that include local voice service. In the majority of the states in which we operate, we are able to price bundles of services on an exchange-specific basis, instead of on a state-wide basis.

Most of the states in which we operate impose exacting retail service requirements, which dictate the achievement of certain standards, including call center answer time and intervals for new service installation and service restoration when there are outages. We are making progress in gaining relief from costly, inflexible, traditional service standards, but many state commissions have been slow to permit ILECs to adopt self-enforced, market-driven service standards despite the acceleration of competition.

As an ILEC, we generally face carrier of last resort, or COLR, obligations which include an ongoing requirement to provide service to all who request service and are willing to pay rates prescribed in our tariffs. In competitively-bid situations, such as newly constructed housing developments or multi-tenant dwellings, this may constitute a competitive disadvantage to us if competitors can choose to exclusively tie service to homeowner’s association fees or choose not to provide service to customers who are poor credit risks or whom they believe would be uneconomic to serve. Strict adherence to COLR requirements may force us to construct facilities with a low likelihood of positive economic return. A few of our states provide relief from COLR obligations under certain circumstances, relieving us of the duty to build facilities, typically in developments served by alternative providers with exclusive service arrangements. Additionally, we are seeking regulatory approval in targeted circumstances to deploy service using alternative less costly technologies, such as fixed wireless, and seeking to share the cost of building out the network with those customers. Currently, in certain areas our costs to build and maintain network infrastructure are partially offset by payments from universal service programs. See “Federal and State Universal Service Programs” below.

Federal and State Universal Service Programs

Federal universal service programs provide funding for services provided in high-cost areas, for reduced-rate services to low-income consumers, and for discounted communications and Internet services for schools, libraries and rural health care facilities. These programs are funded by contributions from telecommunications carriers. These contributions are based on an FCC-prescribed percentage (currently about 10% to 11% of interstate and international revenues) and are recovered from customers through surcharges. Historically, this contribution mechanism subjected us to competitive disadvantages but those disadvantages have been largely eliminated by FCC action. In June 2006, the FCC required VoIP providers to contribute to the universal service fund based on a fixed percent of their total revenues presumed to be interstate. In September 2005, the FCC deregulated ILECs’ high-speed Internet access service and in the process eliminated the universal service assessments on those services. The FCC is considering whether to replace the current revenue-based assessment for funding universal service in whole or in part with an assessment based on telephone numbers or connections to the public network. An assessment mechanism based on numbers or network connections could increase our contributions to federal universal service funds, while reducing contributions from long distance service providers.

The size of the federal universal service fund has grown significantly in recent years, primarily due to increased support distributed to competitive carriers including wireless carriers. In response to this growth, the FCC has initiated several proceedings to investigate reforming the federal universal service fund. One option under consideration would distribute support through the use of “reverse auctions” in which carriers would “bid” for the right to serve a high-cost area in exchange for a specified amount of USF support. Other reform proposals have been suggested including altering the distribution of universal service support by targeting it to much smaller geographic areas, therefore tying support more directly to the high cost areas that need support, capping the fund at current levels and replacing the existing USF program with three separate funds supporting wireline, wireless and broadband deployment in rural areas.

In 2007, we received $152 million from federal universal service funds to support our service in high-cost areas. A portion of this support is based on average loop costs. Where our loop costs exceed the nationwide average, which is the case in many of our local service territories, we may receive some federal universal service support. Currently, we receive such support in many of our rural areas. As our cost structure declines relative to the rising nationwide average loop cost, our receipt of these payments will decrease. FCC decisions in pending proceedings could affect the amount of high-cost support we receive in the future. Until more specific plans are developed by the FCC, we are unable to determine what effect, if any, federal USF reform would have on our universal service receipts or on competition in our markets.

Several states in which we operate have established their own universal service programs. In 2007, Embarq received support totaling $74 million from state universal service programs in seven states: Kansas, Nebraska, Oregon, Pennsylvania, South Carolina, Texas and Wyoming. Several states, including Texas, South Carolina, Pennsylvania and Nebraska are currently reviewing their state universal service fund programs, which could lead to a reduction in the support we receive.

Intercarrier Compensation

Intercarrier compensation includes regulated interstate and intrastate switched access charges that we, other ILECs, CLECs and wireless carriers receive from long distance carriers for the origination and termination of long distance calls and reciprocal compensation that interconnected local carriers pay to each other for terminating interconnected local and wireless calls. On average, intrastate switched access charges, which are currently regulated by state PUCs, are generally higher than interstate switched access charges, which are regulated by the FCC, and in turn interstate switched access charges are generally higher than reciprocal compensation.

Switched Access

For several years, the FCC has been considering intercarrier compensation reform aimed at all forms of intercarrier compensation, i.e., interstate and intrastate switched access and reciprocal compensation. Several industry groups have submitted various reform proposals. Embarq joined a group of carriers in proposing a competitive intercarrier compensation reform plan, known in industry circles as the “Missoula Plan.” The Missoula Plan would reduce the revenues we receive from access charges which would then be recovered through a combination of increased customer surcharges and increased receipts from a fund similar to the federal universal service fund. The Missoula Plan also addresses rules to limit so-called “phantom traffic” which are calls that are routed to ILEC networks lacking labeling information sufficient to enable ILECs to identify and properly bill the originating carrier for terminating their traffic.

There has been little activity at the FCC on this plan or other intercarrier compensation reform in recent months. Until the FCC’s proceeding concludes and changes, if any, to existing rules are implemented, we cannot estimate the impact these changes will have on our operations.

In the absence of comprehensive federal reform, various reform efforts are being considered by some of the states in which we serve. Intrastate access rates have been reduced in recent years in many states pursuant to state approved “rate rebalancing” programs that lowered access rates while simultaneously increasing basic local rates to offset the displaced access revenues. Other states where intrastate access rates are being reviewed include Pennsylvania, Virginia, and Minnesota. Further efforts to reduce state access rates or to shift recovery of access revenue to local rates could take place as part of comprehensive reform of the intercarrier compensation system, impacting both state and federal rates, referenced above. However, competitive market forces may limit the amount of revenue recoverable from basic local rate increases. Accordingly, there may be limited opportunity to fully “rebalance” or offset future intrastate access rate reductions, with corresponding increases to basic local rates.

Special Access

In November 2007, the FCC solicited public comment on the state of the special access market and whether pricing flexibility policies should be revised. The FCC is considering whether reforms may be warranted to modify or eliminate pricing flexibility policies and the price cap rules governing special access pricing. The outcome of the FCC’s proceeding is uncertain, but could result in significant changes to the way in which we receive compensation from other carriers and our end users for special access services. It is unclear whether the FCC will make any policy changes affecting current special access pricing rules or, if so, whether and to what extent any changes will affect our special access revenues.

Environmental Compliance

Seven former manufactured gas plant sites have been identified that may have been owned or operated by entities acquired by our subsidiary, Centel Corporation (Centel), before that company was acquired by Sprint Nextel. These sites are not currently owned or operated by either Sprint Nextel or us. On three sites, we and the current landowners are working with the Environmental Protection Agency, or EPA, pursuant to administrative consent orders. Expenditures pursuant to the orders are not expected to be material. On five sites, including the three sites where the EPA is involved, Centel has entered into agreements with other potentially responsible parties to share costs. Further, Sprint Nextel has agreed to indemnify us for most of any eventual liability arising from all seven of these sites.

Other environmental compliance and remediation expenditures mainly result from the operation of uninterrupted power supplies for our communications equipment. The expenditures arise in connection with standards compliance, permits or occasional remediation, and are usually related to generators, batteries or fuel storage. Although we cannot assess with certainty the impact of any future compliance and remediation obligations, we do not believe that future environmental compliance and remediation expenditures will have a material adverse effect on our financial condition or results of operations. For more information on our environmental obligations, see Note 1, Background, Basis of Presentation and Significant Accounting Policies, and Note 3, Commitments and Contingencies, of the Notes to Consolidated Financial Statements.

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

We occasionally licenses our intellectual property to others and have granted licenses to others to use our registered trademark EMBARQTM in certain situations, including to R.H. Donnelley in connection with the publishing of telephone directories in our local service territories.

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

Seasonality

Overall, our business is not significantly impacted by seasonality. However, in our Florida markets, we typically experience increased demand for new service orders in the late fall months and a decline in access lines in the early spring months due to the seasonal population trends in the state. Additionally, weather related problems have resulted in increased costs to repair our network and respond to service calls in some of our service areas. The amount and timing of the costs are subject to the weather patterns of any given year, but have generally been highest during the third quarter and have been related to damage from severe storms, including wind damage and flooding, hurricanes and tornadoes in our local service territories in Florida, North Carolina, South Carolina and Texas.

Employees

As of December 31, 2007, we had approximately 18 thousand active employees. Approximately 35% of these employees were represented by unions subject to collective bargaining agreements. Of the union-represented employees, approximately 32% had collective bargaining agreements that will expire within one year. There have been no material changes to these collective bargaining agreements.

Item 1A.  Risk Factors

Risk Factors Relating to our Business

We face widespread competition that may reduce our market share and harm our financial performance.

We face significant competition from a number of different types of communications services providers, including cable and other companies offering VoIP, integrated communication service providers, wireless communications service providers, alternative access vendors, cities and local governments, over-builders, CLECs, and ISPs.

We face increasing competition from cable operators and other service providers offering high-speed Internet and VOIP services. As VoIP becomes a more robust and widely available service and operators continue to add more features and functionality, existing competitors could become more formidable and new competitors could enter our markets.

We also face increasing competition from wireless communications service providers. As wireless carriers continue to expand, begin offering unlimited calling plans or otherwise reduce their prices and improve their network coverage, some customers choose to stop using traditional wireline phone service and instead rely solely on wireless service. We anticipate that this trend will continue and could negatively impact our wireline revenues and our current wireless offerings. Technological developments in cellular telephone, personal communications services, digital microwave, satellite, broadband radio services, local multipoint distribution services, meshed wireless fidelity, or WiFi, and other wireless technologies are expected to permit the further development of alternatives to traditional wireline communications services.

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

Competition may adversely impact our revenues and profits in several ways, including:

•	Losing customers and market share;

•	Forcing us to lower prices or increase capital investment or marketing expenses to remain competitive; and

•	Increasing our need to incur additional costs to diversify by offering new products or services.

Furthermore, customers could adversely impact revenues and profits by shifting to less profitable data-driven services.

We face increased competition from companies offering integrated communication services.

The traditional dividing lines between providers of local and long distance telephone services and wireless, video, Internet and cable television services are increasingly becoming blurred, in part because of changes in the regulatory environment that have facilitated the offering of integrated services. Through mergers, joint ventures and various service expansion strategies, providers of competing communication services are increasingly able to provide integrated services in many of the markets we serve. Integrating services provided by another entity (e.g., satellite video) presents unique challenges in terms of coordinating offer strategies and account logistics. However, if we don’t offer integrated service offerings, we may not be successful against competitors who do.

New technologies may be developed that could displace our service offerings.

We expect competition to intensify as new technologies, products and services are developed. Changes in technology may permit new entrants into the communications services marketplace, and as a result the future prospects of the incumbent wireline industry and the success of our services remain uncertain. We cannot predict with certainty which of many possible future technologies, products or services will be important for us to develop in order to maintain our competitive position or what expenditures will be required to develop and provide these technologies, products or services. To the extent we do not keep pace with technological advances or fail to timely respond to technology-driven changes in our industry, we could lose market share or experience a decline in revenue and earnings or profits.

Our industry is highly regulated and continues to undergo various regulatory and legislative changes, which could adversely affect our prospects and results of operations.

As an ILEC, we have traditionally been and continue to be subject to significant regulation from federal, state and local governments and in many respects are subject to more extensive regulation than our competitors. This regulation imposes substantial compliance costs on us, and often restricts our ability to adjust rates to reflect market conditions and impacts our ability to compete and respond to changing industry conditions. In recent years, the communications industry has undergone various fundamental regulatory changes that have generally permitted competition in each segment of the telephone industry, while also permitting, in more limited respects, reduced regulation of ILECs. Congress and state legislatures may enact laws, and the FCC and state regulatory commissions may adopt new regulations or take other actions that could adversely affect our business prospects or results of operations.

Proposals in Congress and at the FCC that would regulate the manner in which providers of high-speed Internet service may manage their networks or utilize data from their customers could affect our ability to manage our network and market IP-based value-added services to our customers. These proposals are sometimes referred to as “Internet regulation” or “net neutrality” proposals. It is uncertain whether any such regulations will be adopted or enforcement actions taken, and if so, what impact they may have on our business.

FCC regulations require service providers to maintain safeguards to prevent the unauthorized use or disclosure of Customer Proprietary Network Information, or CPNI, which were recently revised to require additional security procedures that required modifications to our practices. Additional proposed CPNI rules are pending consideration at the FCC that could require further modification of our use and protection of this data. Additionally, the Federal Trade Commission is considering principles governing on-line behavioral marketing and consumer privacy. It is uncertain whether any new regulations or enforcement actions will be undertaken, and if so, what impact they may have on our business.

There are also regulatory uncertainties regarding the appropriate level of compensation we receive from other carriers for calls they receive from our network or hand off to our network. There is regulatory uncertainty surrounding the rules governing the appropriate level of compensation VoIP providers pay to exchange traffic with us, which may adversely affect our access revenues and place us at a competitive disadvantage. There is a proceeding pending at the FCC on the pricing of special access services, which also creates uncertainty regarding the rates we charge for those services in the future. Some states are reviewing their rules regarding the appropriateness of current intrastate switched access rates, which could adversely affect us by requiring a reduction in those rates. Although there has been little recent activity, the FCC is considering comprehensive reform of all the rules governing intercarrier compensation, which could resolve some of these uncertainties but could also serve to reduce our revenues unless the plan provides a feasible mechanism to replace those revenues with revenues from other sources.

Various legislative and regulatory proposals are also pending on the state and federal level that could substantially alter universal service support mechanisms, which could reduce our USF revenue and adversely affect our ability to fund the provision of services in high-cost rural markets at affordable rates. At the federal level, these proposals include changes in the method of calculating USF contributions, reverse auctions (where carriers would bid for the right to receive USF support), broadband mandates and other fundamental structural changes to the program. Several of the states in which we operate are also considering changes to their USF programs.

Other pending rule changes could also have a substantial impact on our operations, including, in particular, rule changes on intercarrier compensation and universal service. Litigation and different objectives among federal and state regulators could create uncertainty and delay our ability to respond to new regulations. Moreover, changes in tax laws, regulations or policies could increase our tax rate. We are unable to predict the future actions of Congress, state legislatures and the various regulatory bodies that govern us, but those actions could materially affect our business.

Due to competitive, technological and regulatory changes our core business could decline, which could have an adverse effect on our business and future prospects.

Due to the competitive, technological and regulatory changes described above, the local communications industry has recently experienced a decline in access lines, interstate and intrastate access traffic and long distance traffic. The recent decline in access lines and usage, coupled with the other changes resulting from competitive, technological and regulatory developments, could materially adversely affect our core business and future prospects. We anticipate that expected increases in our data revenue could be more than offset by continued declines in revenues from traditional voice services. Our access lines declined 6.3% in 2007 and 6.1% in 2006. We expect access line losses to continue due to competition and could adversely affect our financial condition and results of operations.

The need to raise additional capital may adversely affect holders of our common stock by increasing our leverage and reducing our credit ratings.

We may need to incur additional debt or issue securities to fund working capital needs, capital expenditures and product development requirements or to make acquisitions and other investments. Due to limitations in our tax sharing agreement with Sprint Nextel, for specified periods of up to 30 months following the spin-off, any additional capital we seek to raise may have to be in the form of debt, which could increase our leverage and reduce our credit ratings. Further, any debt securities or preferred stock we issue will have liquidation rights, preferences and privileges senior to those of holders of our common stock. If we raise funds through the issuance of common equity, ownership interest will be diluted, and we may lower the per share amount of any dividends.

A significant portion of our workforce is unionized, and if we are unable to reach new agreements before our current labor contracts expire, our unionized workers could engage in strikes or other labor actions that could materially disrupt our ability to provide services to our customers.

As of December 31, 2007, we had approximately 18 thousand active employees. Approximately 35% of these employees were represented by unions subject to collective bargaining agreements. Of the union-represented employees, approximately 32% had collective bargaining agreements that will expire in 2008. We cannot predict the outcome of these negotiations and may be unable to reach new agreements, and union employees may engage in strikes, work slowdowns or other labor actions, which could materially disrupt our ability to provide services. New labor agreements may impose significant new costs on us, which could adversely affect our financial condition and results of operations in the future.

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

Although we maintain property and casualty insurance and may under certain circumstances be able to seek recovery of some additional costs through increased rates, only a portion of our additional costs directly related to such hurricanes and natural disasters have historically been recoverable. We cannot predict whether we will continue to be able to obtain insurance for hurricane-related damages or, if obtainable and carried, whether this insurance will be adequate to cover our losses. In addition, we expect any insurance of this nature to be subject to substantial deductibles and to provide for premium adjustments based on claims. Any future hurricane-related costs and work interruptions could adversely affect our operations and our financial condition.

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

•	Prevent or make it more difficult for us to pay our anticipated cash dividends on our common stock and remain in compliance with the term of our indebtedness; and

•	Make us more vulnerable to economic downturns and limit our ability to withstand competitive pressures.

Our financing arrangements subject us to various restrictions that could limit our operating flexibility.

Our credit agreement and other financing arrangements contain covenants and other restrictions that, among other things, require us to satisfy certain financial tests and ratios and restrict our ability to incur additional indebtedness. In addition, both the indenture governing our senior notes and our credit agreement restrict our ability to create liens, which could limit our ability to incur additional indebtedness. The restrictions and covenants in our financing arrangements, and in future financing arrangements, may limit our ability to respond to market conditions, provide for capital investment needs, or take advantage of business opportunities by limiting the amount of additional indebtedness we may incur. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Liquidity.”

We may not have access to capital on acceptable terms, and if we are not able to obtain sufficient financing, we may be unable to maintain or grow our business.

Since the spin-off, our credit ratings from each of the major rating agencies have remained at the lower end of investment grade. Credit ratings affect the interest rate charged on financings, as well as the amounts of indebtedness and types of financing structures that may be available to us. Regulatory restrictions and the terms of our indebtedness limit our ability to raise capital through our subsidiaries, pledge the stock of our subsidiaries, encumber the assets of our subsidiaries and cause our subsidiaries to guarantee our indebtedness. We may not be able to raise the capital we require on acceptable terms, if at all. If we are not able to obtain sufficient financing, we may be unable to maintain or grow our business. Further, issuances of equity securities are subject to limitations imposed on us in the tax sharing agreement.

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

Anti-takeover provisions of our certificate of incorporation and bylaws, the terms of our spin-off from Sprint Nextel, including several of our agreements with Sprint Nextel, and certain provisions of Delaware law could delay or prevent a change of control that you may favor.

Provisions included in our certificate of incorporation and bylaws may discourage, delay or prevent a merger or other change of control that stockholders may consider favorable or may impede the ability of the holders of our common stock to change our management. Provisions in our certificate of incorporation or bylaws, among other things, include:

•	Limiting the right of stockholders to call meetings of stockholders;

•	Regulating how stockholders may present proposals or nominate directors for election at annual meetings of stockholders;

•	Requiring any business combination initiated by a stockholder of 10% or more of our common stock to be approved by the holders of at least 75% of our common stock; and

•	Authorizing our board of directors to issue preferred stock in one or more series, without stockholder approval.

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

For the periods prior to spin-off, the historical financial information included in this annual report does not reflect what our results of operations and cash flows would have been had we been an independent company during the entire periods presented. This is primarily a result of the following:

•

Our historical financial information for the periods prior to spin-off reflects allocations for services historically provided by Sprint Nextel. These allocations are different from the costs and do not reflect the increased costs associated with being an independent company, including changes in our cost structure, personnel needs, financing and operations of the business and from reduced economies of scale; and

•

Our historical financial information for periods prior to spin-off does not reflect the debt and related interest expense that was incurred as part of the spin-off. See Note 4, Long-Term Debt and Financial Instruments, of the Notes to Consolidated Financial Statements, for additional information.

For additional information about the past financial performance of our business and the basis of presentation of the historical consolidated financial statements see Item 6, “Selected Financial Data,” Item 7, “Management’s Discussion and Analysis of Financial Condition and Result of Operation” and the “Consolidated Financial Statements,” included elsewhere in this annual report on Form 10-K.

Before our spin-off from Sprint Nextel, our business was principally operated as one of Sprint Nextel’s business units, and therefore we have only a brief operating history as an independent public company. Accordingly, there can be no assurance that our business strategy and operations will be successful on a stand-alone basis.

Our profitability may be adversely affected when charges cease for certain support functions that we provide to Sprint Nextel on a transitional basis following the spin-off.

Following the spin-off, we will continue to provide support to Sprint Nextel with respect to certain functions on a transitional basis for up to two years. Among the principal services that we provide to Sprint Nextel are billing support services, field technician support for complex voice customers and information technology application services. Amounts paid by Sprint Nextel for these services were $29 million during 2007, and are expected to be approximately $5 million during 2008. Upon expiration of these transitional arrangements, we will need to replace such amounts with new revenue sources or otherwise reduce our cost structure appropriately or our profitability will suffer.

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

If the spin-off failed to qualify for tax-free treatment, it will be treated as a taxable dividend to Sprint Nextel stockholders in an amount equal to the fair market value of our common stock issued to Sprint Nextel holders and Sprint Nextel would be required to recognize taxable gain in an amount up to the fair market value of our common stock that Sprint Nextel distributed to its stockholders in the spin-off plus the fair market value of the senior notes that Sprint Nextel received from us. Furthermore, events after the spin-off could cause Sprint Nextel to recognize such gain even if the spin-off otherwise would have qualified for tax-free treatment. For example, under Code Section 355(e), relatively small acquisitions of either our equity securities or Sprint Nextel’s equity securities that are deemed to be part of a plan or a series of related transactions that include the spin-off could cause Sprint Nextel to recognize gain on the spin-off. Under the tax sharing agreement between Sprint Nextel and us, we are generally required to indemnify Sprint Nextel against any tax resulting from the spin-off if such tax results from (1) an issuance of our equity securities, a redemption of our equity securities or our involvement in other acquisitions of our equity securities, (2) other actions or failures to act by us or (3) any of our representations or undertakings being incorrect or violated. We estimate that if any of these conditions occur the indemnification obligation to Sprint Nextel for taxes would be significant and we are unlikely to have the ability to pay that obligation.

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

Under the tax sharing agreement, in order to preserve the tax-free treatment to Sprint Nextel of the spin-off, for specified periods of up to 30 months following the spin-off, Embarq may be prohibited, except in specified circumstances, from:

•	Issuing, redeeming or being involved in other acquisitions of our equity securities;

•	Transferring significant amounts of our assets;

•	Amending our certificate of incorporation or bylaws;

•	Failing to comply with the IRS requirement for a spin-off that we engage in the active conduct of a trade or business after the spin-off; or

•	Engaging in other actions or transactions that could jeopardize the tax-free status of the spin-off.

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

We do not benefit from the economics of ownership associated with the network infrastructure to support our long distance and other video entertainment offerings. Additionally, we do not own or have a license to all technology that may be necessary to expand our product offerings. Both of these could adversely affect our business and profitability.

We may need to obtain the right to use certain patents from Sprint Nextel or third parties to be able to offer new products and services. We have the right to use all of Sprint Nextel’s existing patents for a five-year period after the spin-off, however, we do have the right to use the Sprint Nextel patents for business that we were conducting as of the spin-off for the life of those patents. If we cannot license or otherwise obtain rights to use any required technology from Sprint Nextel following that five-year period or from a third party on reasonable terms, our ability to offer new IP-based products and services, including VoIP, or other new offerings may be restricted, made more costly or delayed. Our inability to implement IP-based or other new offerings on a cost-effective basis could impair our ability to successfully meet increasing competition from companies offering integrated communications services, including cable operators and other service providers offering high-speed Internet services that can be used as a platform to support voice services utilizing VoIP. Our inability to deploy new technologies could also prevent us from successfully diversifying, modifying or bundling our service offerings and result in accelerated loss of access lines, customer usage and revenues or otherwise adversely affect our business and profitability.

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

Item 1B.  Unresolved Staff Comments

Not applicable.

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

Our gross property, plant and equipment at December 31, 2007, was distributed among the business segments as follows:

As of December 31, 2007

(millions)

Telecommunications segment	$20,616
Logistics segment	186

Total	$20,802

Item 3.  Legal Proceedings

Seven former manufactured gas plant sites have been identified that may have been owned or operated by entities acquired by our subsidiary, Centel, before that company was acquired by Sprint Nextel. These sites are not currently owned or operated by either Sprint Nextel or us. On three sites, we and the current landowners are working with the EPA pursuant to administrative consent orders. Expenditures pursuant to the orders are not expected to be material. On five sites, including the three sites where the EPA is involved, Centel has entered into agreements with other potentially responsible parties to share costs. Further, Sprint Nextel has agreed to indemnify us for most of any eventual liability arising from all seven of these sites.

In December 2007, a group of retirees filed a putative class action lawsuit in Kansas federal court, challenging the decision to make certain modifications to our retiree benefits programs effective January 1, 2008. Defendants include us, certain of our benefits plans, our Compensation Committee, and our plan administrator. Additional defendants include Sprint Nextel and certain of their benefits plans. In addition, complaints have been filed with the Equal Employment Opportunity Commission, or EEOC, asserting that the benefits plan changes are discriminatory. We and the other defendants intend to vigorously contest these claims and charges.

Various lawsuits, including putative class actions, regulatory proceedings against us and other claims typical for a business enterprise are pending against or would otherwise impact the entities comprising our operations. While it is not possible to determine the ultimate disposition of each of these proceedings and whether they will be resolved consistent with our expectations, we expect that the outcome of these proceedings, individually or in the aggregate, will not have a material adverse effect on our financial condition or results of operations.

Item 4.  Submission of Matters to Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter 2007.

Executive Officers of the Registrant

The following individuals are currently serving as our executive officers:

Name	Age	Position(s)
Thomas A. Gerke (1)	(51)	Interim President and Chief Executive Officer
Gene M. Betts (2)	(55)	Chief Financial Officer
Harrison S. Campbell (3)	(46)	President—Consumer Markets
William E. Cheek (4)	(52)	President—Wholesale Markets
Richard B. Green (5)	(50)	Vice President and Controller
Claudia S. Toussaint (6)	(44)	General Counsel and Corporate Secretary
E.J. Holland, Jr. (7)	(64)	Senior Vice President—Human Resources and Communications
Thomas J. McEvoy (8)	(49)	President—Business Markets

(1)	Mr. Gerke has been our Interim President and Chief Executive Officer since December 2007. He served as General Counsel—Law and External Affairs from May 2006 through December 2007. Mr. Gerke served as General Counsel—Law and External Affairs at Sprint Nextel’s local telecommunications division from August 2005 until May 2006. He served as Executive Vice President—General Counsel and External Affairs of Sprint Corporation (Sprint) from May 2003 until August 2005. Before that, he served as Vice President—Global Markets Group—Business Development of Sprint since June 2002.

(2)	Mr. Betts has been our Chief Financial Officer since May 2006. In January 2008, in addition to his existing duties, he assumed oversight responsibility for our Logistics business unit. He served as Senior Vice President—Finance at Sprint Nextel’s local telecommunications division, a position he held from August 2005 until May 2006. He served as Senior Vice President—Finance and Treasurer of Sprint from 1998 until August 2005.

(3)	Mr. Campbell has been our President—Consumer Markets since May 2006. He served in this role at Sprint Nextel’s local telecommunications division from August 2005 until May 2006. He served as President—Emerging and Mid-Markets of the Sprint Business Solutions division of Sprint from October 2003 until August 2005. He served as President of the Mass Markets Organization of Sprint from May 2002 to October 2003.

(4)	Mr. Cheek has been our President—Wholesale Markets since May 2006. He served in this role at Sprint Nextel’s local telecommunications division from August 2005 until May 2006. He served as Assistant Vice President—Strategic Sales and Account Management in Sprint Business Solutions from January 2004 until July 2005. From January 2002 until December 2003, he served as President—Wholesale Markets in the Business and Wholesale Markets Group of Sprint’s local telecommunications division.

(5)	Mr. Green has been our Vice President and Controller since May 2007. Mr. Green served as the Vice President of Financial Planning and Decision Support from May 2006 through May 2007, and from November 2005 to May 2006 he served as Vice President of Financial Planning and Decision Support of Sprint Nextel’s local telecommunications division. Mr. Green served as Vice President, Finance of the local telecommunications division of Sprint from March 2004 to November 2005, and he served as Vice President, Decision Support Transformation of Sprint from April 2003 to February 2004. Before that he Mr. Green served as Vice President, Financial Reporting and Operations Analysis, Global Markets Group for Sprint since July 2000.

(6)	Ms. Toussaint was appointed General Counsel and Corporate Secretary in December 2007. She served as Vice President and Corporate Secretary from May 2006 until December 2007. Prior to her roles at Embarq, Ms. Toussaint served as Vice President, Corporate Governance and Ethics, and Corporate Secretary for Sprint, a role she assumed in April 2003. From 1997 through early 2003, she served as an attorney for Sprint and its operating subsidiaries in roles of increasing and varied responsibility.

(7)	Mr. Holland has been our Senior Vice President—Human Resources since May 2006 and assumed additional responsibility for Internal and External Communications and Events Management in January 2008. He served as Vice President—Human Resources and Labor Relations at Sprint Nextel’s local telecommunications division from August 2005 until May 2006. From May 2000 to July 2005, he served as Vice President—Compensation, Benefits Labor and Employee Relations for Sprint.

(8)	Mr. McEvoy has been our President—Business Markets since May 2006. He served as the President—Business Markets at Sprint Nextel’s local telecommunications division from August 2005 until May 2006. Previously, he served as President of Sprint Business Solutions—Enterprise Markets of Sprint from April 2004 until August 2005. He served as President—LTD Consumer Markets of Sprint from July 2000 to April 2004.

There are no known family relationships between any of our executive officers and directors. Officers are elected annually.

Part II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Data

Beginning on May 18, 2006, our common stock was listed and traded on the New York Stock Exchange under the symbol “EQ.” As of February 27, 2008, there were approximately 34 thousand shareholders of record of our common stock. The following table sets forth the high and low closing sales prices per share of common stock for the year 2007 and for 2006 periods since spin-off, according to the New York Stock Exchange, and dividends declared per share during such periods:

Common Stock 2007 Market Price	High	Low	Cash Dividends (1)

First Quarter	$57.31	$51.36	$0.500
Second Quarter	65.06	55.91	0.625
Third Quarter	64.08	55.60	0.625
Fourth Quarter	57.36	47.66	0.625

Common Stock 2006 Market Price	High	Low	Cash Dividends (3)

First Quarter	$ N/A	$ N/A	$ N/A
Second Quarter (2)	43.75	39.33	N/A
Third Quarter	49.94	39.77	0.500
Fourth Quarter	52.94	47.54	0.500

(1)	Total dividend payments to stockholders in 2007 were approximately $367 million.

(2)	Represents activity from May 18, 2006, through June 30, 2006.

(3)	Total dividend payments to stockholders in 2006 were approximately $150 million.

Stock Performance Graph

The following graph compares the cumulative total stockholder return on our common stock from May 18, 2006, when “regular way” trading in our common stock began on the New York Stock Exchange, through December 31, 2007, with the total return over the same period on the S&P 500® Index and the Dow Jones US Telecommunications Total Return Index. The graph shows the growth of a $100 investment in our common stock, the S&P 500® Index and the Dow Jones US Telecommunications Total Return Index on May 18, 2006 and the reinvestment of all dividends paid.

Comparison of Cumulative Total Return*

May 18, 2006 to December 31, 2007

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

Issuer Purchases of Equity Securities

Embarq did not acquire any of its equity securities during the fourth quarter 2007.

Item 6.  Selected Financial Data

The following table sets forth our selected consolidated financial data. The financial position data as of December 31, 2007, 2006, 2005 and 2004 and results of operations, dividends paid to Sprint Nextel and cash flow data for the years ended December 31, 2007, 2006, 2005, 2004 and 2003 have been derived from our consolidated financial statements that were audited by KPMG LLP. The financial position data as of December 31, 2003, have been derived from our unaudited consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The following information should be read together with our consolidated financial statements and the notes related to those consolidated financial statements.

Our consolidated financial information may not be indicative of our future performance and does not necessarily reflect what our financial condition and results of operations would have been had we operated as a separate, stand-alone entity during the periods presented, particularly since many changes occurred in our operations and capitalization as a result of our spin-off from Sprint Nextel.

	For the Years Ended December 31,

	2007	2006	2005	2004	2003 (3)

	(millions, except per share data)
Financial Position
Property, plant and equipment, net	$7,748	$7,988	$7,804	$7,977	$7,979
Total assets	8,901	9,119	9,221	9,329	9,268
Total debt	5,878	6,458	1,125	1,240	1,392
Stockholders’ equity	264	(468)	4,852	4,960	4,889
Dividends per common share (1)	2.375	1.00	-	-	-

Results of Operations
Net operating revenue	6,365	6,363	6,254	6,139	6,159
Operating Income (2)	1,504	1,544	1,552	1,590	1,616
Income before cumulative effect of change in accounting principle, net (2)	683	784	894	917	920
Earnings per common share (1)	4.50	5.26	-	-	-

Cash Flow Data
Net cash from operating activities	1,624	2,053	1,898	2,064	1,804
Capital expenditures	829	923	828	975	1,118

(1)	Before spin-off, Embarq was a wholly owned subsidiary of Sprint Nextel. As such, Embarq did not have common shares prior to 2006.

(2)	In 2007, we recorded $26 million in spin-off related costs and $80 million of severance charges in operating income, which reduced income before cumulative effect of change in accounting principle, net by $67 million.

In 2006, we recorded $116 million in spin-off related costs and $34 million in severance charges in operating income, which reduced income before cumulative effect of change in accounting principle, net by $95 million.

In 2005, we recorded $80 million in allocated asset impairments of which $77 million resulted from the abandonment of a network monitoring software application in operating income. This allocated charge reduced income before cumulative effect of change in accounting principle, net by $49 million.

In 2004, we recorded severance charges of $40 million in operating income, which reduced income before cumulative effect of change in accounting principle, net by $25 million.

In 2003, we recorded severance charges of $25 million in operating income, which reduced income before cumulative effect of change in accounting principle, net by $16 million.

(3)	The December 31, 2003, financial position data was derived from unaudited consolidated financial statements.

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

These statements reflect our management’s judgment based on currently available information and involve a number of risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. With respect to these forward-looking statements, our management has made assumptions regarding, among other things, customer growth and retention, pricing, operating costs, network usage, technology and the economic and regulatory environment.

Future performance cannot be ensured. Actual results may differ materially from those in the forward-looking statements. Some factors that could cause our actual results to differ include, but are not limited to:

•	the effects of vigorous competition in the markets in which we operate, including access line loss to cable operators and wireless providers;

•	the impact of new, emerging and competing technologies on our business;

•	the effect of changes in the legal and regulatory environment and the impact of compliance with regulatory mandates;

•	potential fluctuations in our financial performance, including revenues, capital expenditures and operating expenses;

•	the impact of any adverse change in the ratings assigned to our debt by ratings agencies on the cost of financing or the ability to raise additional financing if needed;

•	the effects of mergers, consolidations or other unexpected developments in the industries relevant to our operations;

•	the failure to realize expected improvement in operating efficiencies;

•	the costs and business risks with the development of new products and services;

•	the uncertainties related to our investments in networks, systems and other businesses;

•	the uncertainties related to the implementation of our business strategies;

•	the inability of third parties to perform to our requirements under agreements related to our business operations;

•	our ownership of or ability to license technology that may be necessary to expand our business offerings;

•	restrictions in our patent agreement with Sprint Nextel;

•	unexpected adverse results of legal proceedings involving our company;

•	the impact of equipment failure or other breaches of network or information technology security;

•	potential work stoppages;

•	a determination by the IRS that the spin-off from Sprint Nextel should be treated as a taxable transaction;

•	the volatility in the equity market;

•	the possible impact of adverse changes in economic, political or other external factors, including hurricanes and other severe weather, over which we have no control; and

•	other risks referenced in our Annual Report on Form 10-K, including in Part I, Item 1A, “Risk Factors”, and from time to time in other filings of ours with the SEC.

You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this document. Except as required by law, we undertake no obligation to publicly update or release any revisions to these forward-looking statements to reflect any events or circumstances after the date of this document or to reflect the occurrence of unanticipated events.

OVERVIEW

Operations

We provide, both directly and through wholesale and sales agency relationships, a suite of communications services, consisting of local and long distance voice, data, high-speed Internet, satellite video, wireless and other communications-related products and services to consumer and business customers primarily in our local service territories in 18 states. We also provide access to our local network and wholesale communications services for customers, including other carriers. Through our Logistics segment, we engage in wholesale product distribution, logistics and configuration services.

Our consumer and business strategy is to maximize profitable communications services revenue per customer by providing bundled and integrated products and services that meet the needs of our consumer and business customers within our local territories. This strategy has four key elements: 1) provide useful products and solutions to attract and retain customers by marketing integrated service offerings, 2) improve the customer experience and perception of service and product offerings, 3) manage our costs and 4) maintain a customer focused culture that promotes high performance and employee satisfaction.

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

We have continued to experience declines in the number of switched access lines we serve. The following table reflects the losses in switched access lines by year:

	As of December 31,		Difference

	2007	2006	Amount	%

	(thousands)
Primary	3,967	4,288	(321)	(7.5)%
Additional	305	371	(66)	(17.8)%

Total Consumer	4,272	4,659	(387)	(8.3)%
Business	2,038	2,059	(21)	(1.0)%
Wholesale	164	190	(26)	(13.7)%

Total	6,474	6,908	(434)	(6.3)%

	As of December 31,		Difference

	2006	2005	Amount	%

	(thousands)
Primary	4,288	4,603	(315)	(6.8)%
Additional	371	453	(82)	(18.1)%

Total Consumer	4,659	5,056	(397)	(7.9)%
Business	2,059	2,086	(27)	(1.3)%
Wholesale	190	217	(27)	(12.4)%

Total	6,908	7,359	(451)	(6.1)%

Consumer switched access line losses represent the most significant portion of our losses. The primary driver of these losses has been the increasing overlap of cable operators within our local service territories offering VoIP services. As of December 31, 2007, approximately 70% of our local service territories face competition from cable providers for voice services. This compares to approximately 60% as of December 31, 2006, and approximately 40% as of December 31, 2005. Consumer losses can also be attributed to an increasing number of customers choosing to discontinue traditional wireline phone service to rely solely on wireless services and, to a lesser extent, growth of other facilities-based or non facilities-based providers.

Product substitution among our offerings also contributes to our access line losses. Certain additional consumer access lines have been replaced with our high-speed Internet service and certain of our business access line losses result from the conversion to our data services. These substitutions result in a reduction in the number of switched access lines we serve, however, do not represent a loss of the customer relationship.

We expect that these access line loss trends will continue or be slightly higher into 2008.

Growth in other services that we generally provide on a bundled basis such as high-speed Internet, various data services, wireless and video have continued to offset a substantial portion of the revenue declines associated with the access line losses discussed above.

In 2007, we increased our high-speed Internet subscriber base by 26% ending the year with approximately 1.3 million subscribers. Simplified and more attractive pricing plans have continued to be successful. Additionally, in 2007, we launched myEMBARQ.com, a new EMBARQTM branded web portal, which offers a variety of enhanced services for our high speed Internet subscribers, such as e-mail with unlimited storage, music and video downloads, commercial free radio, discounted access to popular web sites, news, games, and other content. In addition to enhancing our subscribers’ high speed Internet experience, this portal provides us with additional revenue generating opportunities, through content downloads, web advertisements and other website partner arrangements.

Demand for data services has also continued to be strong. Our data services consist mainly of dedicated circuits connecting another carrier’s network to their customer’s locations, wireless carrier’s cell towers to mobile switching stations, or business customers to our network. Revenues associated with these services increased 8.4% in 2007.

In the second quarter of 2006, we launched EMBARQ™ branded wireless service. We provide this service through a MVNO relationship with Sprint Nextel. As of December 31, 2007, we had 112 thousand wireless subscribers, compared to 48 thousand a year ago. Our wireless service has been and continues to be dilutive to our results of operations, but we have and continue to take the actions necessary to improve these results. In late 2007, we began to take steps to minimize dilution, such as modifying our offerings and credit policies to more selectively target customers and reducing related advertising and promotional expenses. In 2008, we have continued to evaluate our approach to optimize the performance of our wireless business. In connection with that evaluation, we will take certain steps to accomplish an orderly transition away from our current approach to our MVNO arrangement and will further evaluate our wireless service offerings.

Video service is also a growing element of our bundled service offers. We currently offer video and pay per view service through sales agency relationships with various satellite providers. As of December 31, 2007, we had 200 thousand video service subscribers, compared to 162 thousand as of December 31, 2006.

To measure our success in our bundling initiatives as well as attracting and retaining high value customers, average monthly revenue per household (ARPH) is a measure that we closely monitor. This measure is calculated by dividing one twelfth of annual consumer revenue by average primary access lines.

			Difference

	2007	2006	Amount	%

Annual consumer revenue (millions)	$2,680	$2,590	$90	3.5%
Average primary access lines (thousands)	4,128	4,446	(318)	(7.2)%

ARPH	$54.10	$48.55	$5.55	11.4%

Approximately one-half of the improvement in ARPH is attributable to our success in developing and selling bundled offers, which we believe increases customer satisfaction and loyalty to Embarq. The remaining improvement results from a full year’s impact of long distance customers transferred from Sprint Nextel at spin-off.

Spin-Off from Sprint Nextel

In December 2004, Sprint Nextel announced its intention to spin-off their local communications business and product distribution operations from their other businesses in a tax-free transaction. On May 17, 2006, the date of the spin-off, in exchange for, and as a condition to, the transfer of assets and the assumption of liabilities described below, we (1) issued to Sprint Nextel 149.1 million shares of our common stock and (2) issued to Sprint Nextel $4.5 billion of Embarq senior notes and transferred to Sprint Nextel $2.1 billion in cash. In exchange for, and contemporaneously with, the issuance of our common stock and transfer of debt and cash, Sprint Nextel transferred the Embarq assets, at historical cost, consisting of Sprint Nextel’s local communications operations, wholesale product distribution operations and the consumer and certain business long distance customers located in our service territories; and we assumed certain liabilities related to our business. The spin-off was completed through a pro rata distribution to Sprint Nextel shareholders consisting of one share of our common stock for every 20 shares of Sprint Nextel voting and non-voting shares owned by Sprint Nextel’s shareholders as of the close of business on May 8, 2006, the record date for the distribution.

Sprint Nextel historically performed many important functions for our operations, including information technology support, treasury, accounting, finance and tax administration, human resources, legal, regulatory, public relations and strategic development functions. See Note 2, Spin-off from Sprint Nextel, of the Notes to Consolidated Financial Statements, for additional related party transaction information. Since the spin-off,

Sprint Nextel has provided support to us with respect to certain of these functions on a transitional basis and will continue to provide some of these services for up to two years following the spin-off. As such, we are required to replicate certain facilities, systems, infrastructure and personnel before the termination of these agreements with Sprint Nextel. On a cumulative basis, through December 31, 2007, capital expenditures and other costs associated with developing and implementing our own support functions, including information technology systems and infrastructure have totaled approximately $250 million.

The total spin-off related charges and capital expenditures were as follows:

	For the Years Ended December 31,

	2007	2006

	(millions)
Spin-off related charges	$26	$116
Spin-off related capital expenditures	12	96

Approximately $67 million of the 2006 spin-off related capital expenditures were incurred by Sprint Nextel on our behalf before the spin-off. The resulting property, plant and equipment were transferred to us at spin-off. Accordingly, these capital expenditures are not reflected in our reported capital expenditures in 2006. On an ongoing basis, we do not expect to incur significant amounts of spin-off related costs.

Industry Environment

We operate in an industry that has been and continues to be subject to intense competition and regulatory and legislative change. Given these factors, as well as the trend toward consolidation in the industry, we routinely assess the implications of these industry factors on our operations. These assessments, along with regulatory and legislative developments, may impact the future valuation of our long-lived assets and could have a material effect on our business, results of operations, financial condition and liquidity.

Critical Accounting Policies and Estimates

The fundamental objective of financial reporting is to provide useful information that allows a reader to understand our business activities. To aid in that understanding, management has identified our critical accounting policies. These policies are considered critical because they have the potential to have a material impact on our consolidated financial statements, and because they require judgments and estimation due to the uncertainty involved in measuring, at a specific point in time, events that are continuous in nature.

Revenue Recognition Policies

Total net operating revenue primarily consists of revenue generated from voice, data, high-speed Internet, wireless service and product sales. We recognize operating revenues as services are rendered or as products are sold in accordance with Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition. Certain service activation and installation fees are deferred and amortized over the average life of the customer. In addition, revenue with multiple deliverables is recorded in compliance with Emerging Issues Task Force (EITF) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. We also record revenue in accordance with EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus net as an Agent.

Net operating revenues include certain revenue reserves for access disputes with CLECs, wireless and long distance carriers, billing errors and customer disputes, and returns on product sales. Selling, general and administrative expense includes charges for estimated bad debt expense. These reserves require management’s judgment and are based on many factors including historical trending and industry norms and current economic environment.

If the revenue reserve as a percentage of our net operating revenues were to be increased by 10 basis points, our net operating revenues would be reduced by $3 million for 2007 and $4 million for 2006. As of December 31, 2007 and 2006, if the accounts receivable reserve estimates as a percentage of accounts receivable were increased by 1%, bad debt expense would increase approximately $7 million for each period.

Management believes the reserve estimate selected, in each instance, represents its best estimate of future outcomes, but the actual outcomes could differ from the estimate selected.

Property, Plant and Equipment (PP&E) and Intangibles

PP&E and intangibles are evaluated for impairment whenever indicators of impairment arise. Accounting standards require that if an impairment indicator is present, we must assess whether the carrying amount of the asset is unrecoverable by estimating the sum of the future undiscounted cash flows, excluding interest costs, expected to result from the asset. An impairment is recognized based on the fair value of the asset if the carrying amount is in excess of the recoverable amount.

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

Depreciable Lives of Assets

Estimates and assumptions are used in setting depreciable lives and testing for recoverability of our long lived assets. Assumptions are based on internal studies of use, industry data on lives, recognition of technological advancements and understanding of business strategy. We perform annual internal studies to confirm the appropriateness of depreciation rates for each group of assets. These studies utilize models, which take into account actual usage, physical wear and tear, replacement history, assumptions about technology evolution and in certain instances actuarially-determined probabilities to calculate remaining lives of our asset base.

If our studies had resulted in a depreciable rate that was 5% higher or lower than those used in the preparation of our consolidated financial statements, recorded depreciation expense would have been impacted by the following for the years ended December 31, 2007, 2006 and 2005:

	For the Years Ended December 31,

	2007	2006	2005

	(millions)
Depreciation rate sensitivity	$53	$55	$58

Income Taxes

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

The consolidated financial statements reflect certain amounts related to deferred tax assets and liabilities, which result from temporary differences between the assets and liabilities measured for financial statement purposes versus the assets and liabilities measured for tax return purposes. Management must assess the expected realizable future tax benefits of deferred tax assets and record any required valuation allowances. Our valuation allowance was $10 million as of December 31, 2007, and $7 million as of December 31, 2006. The valuation allowance primarily relates to state net operating loss carryovers.

Actual income taxes could vary from estimates due to changes in income tax laws, significant changes in the jurisdictions in which we operate or our ability to generate sufficient future taxable income.

Employee Benefit Plan Assumptions

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

In selecting our discount rate, a hypothetical portfolio of bonds rated AA- or better that produces a cash flow matching the projected benefit payments of the plan was constructed. For the December 31, 2007, measurement date, this exercise produced a discount rate of 6.3%, a 20 basis point increase from the 6.1% rate determined at December 31, 2006.

If the discount rates used in determining the December 31, 2007, projected benefit obligation and 2007 benefit cost for our defined benefit pension plans were 10 basis points lower, it would generate a $39 million increase in the projected benefit obligation and a $3 million increase in benefit costs.

The long-term expected return on plan assets was determined by considering forward-looking estimates of the expected long-term returns for a portfolio invested according to the pension trust’s target investment policy. If the assumption regarding the expected long-term return on plan assets for 2007 of 8.5% were 25 basis points lower, our pension expense for 2007 would have been $8 million higher.

In determining postretirement medical and life insurance benefit obligations, assumptions are made concerning the cost of health care, including medical inflation and discount rates. A 100 basis point increase in the assumed medical inflation rate would generate a $4 million increase in the accumulated postretirement benefit obligation reported on the balance sheet, and a $1 million increase in benefit costs in 2007. If the discount rate used in determining the accumulated postretirement benefit obligation was 10 basis points lower, it would generate a $2 million increase in the obligation as of December 31, 2007, and would have had an immaterial impact on benefit costs.

Recently Adopted Accounting Pronouncements

Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48) clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards, or SFAS, No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As prescribed by the interpretation, the cumulative effect of applying these provisions was reported as an adjustment to our opening balance of retained earnings. We record interest associated with these liabilities as interest expense. Associated penalties are recorded as income tax expense. See Note 5, Income Taxes, of the Notes to Consolidated Financial Statements for additional information.

Significant New Accounting Pronouncements

SFAS No. 157, Fair Value Measurements—this standard provides enhanced guidance for using fair value to measure assets and liabilities on the balance sheet by clarifying the definition of fair value and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. This standard is effective for fiscal years beginning after November 15, 2007, for assets and liabilities measured at fair value on a recurring basis and for fiscal years beginning after November 15, 2008, for assets and liabilities that are not required or permitted to be measured on a recurring basis. The adoption of this standard is not expected to have a material effect on our financial condition or results of operations.

RESULTS OF OPERATIONS

	For the Years Ended December 31,

	2007	2006	2005

	(millions)
Net Operating Revenues
Telecommunications segment	$5,899	$5,833	$5,691
Logistics segment	466	530	563

Total net operating revenues	$6,365	$6,363	$6,254

Operating Income (Loss)
Telecommunications segment	$1,506	$1,560	$1,593
Logistics segment	(2)	(16)	(41)

Total operating income	$1,504	$1,544	$1,552

Income Before Cumulative Effect of Change in Accounting Principle	$683	$784	$894

Segmental Results of Operations—Telecommunications

Our Telecommunications segment consists primarily of regulated local phone companies serving approximately 6.5 million access lines in primarily 18 states as of December 31, 2007. We provide, both directly and through wholesale and sales agency relationships, local and long distance voice, data, high-speed Internet, satellite video, wireless and other communications-related products and services to consumer and business customers within our local service territories. We also provide access to our local network and other wholesale communications services to other carriers.

	For the Years Ended December 31,				Difference

(millions)	2007	% of Revenues	2006	% of Revenues	$	Percent
Net operating revenues
Voice	$4,238	72%	$4,346	75%	$(108)	(2)%
Data	765	13%	706	12%	59	8%
High-speed Internet	489	8%	393	6%	96	24%
Wireless	51	1%	7	-%	44	NM
Other	243	4%	270	5%	(27)	(10)%

Service revenues	5,786	98%	5,722	98%	64	1%
Product revenues	113	2%	111	2%	2	2%

Total net operating revenues	5,899	100%	5,833	100%	66	1%

Operating expenses
Costs of services	1,635	28%	1,593	27%	42	3%
Costs of products	143	2%	116	2%	27	23%
Selling, general and administrative	1,567	26%	1,548	27%	19	1%
Depreciation	1,048	18%	1,016	17%	32	3%

Total operating expenses	4,393	74%	4,273	73%	120	3%

Operating income	$1,506	26%	$1,560	27%	$(54)	(3)%

Capital expenditures	$827		$921		$(94)	(10)%

Switched access lines (thousands)	6,474		6,908		(434)	(6.3)%

Switched access minutes of use (millions)	28,327		30,893		(2,566)	(8)%

High-speed Internet subscribers (thousands)	1,277		1,017		260	26%

Wireless subscribers (thousands)	112		48		64	NM

	For the Years Ended December 31,				Difference

(millions)	2006	% of Revenues	2005	% of Revenues	$	Percent
Net operating revenues
Voice	$4,346	75%	$4,265	75%	$81	2%
Data	706	12%	657	12%	49	7%
High-speed Internet	393	6%	310	5%	83	27%
Wireless	7	-%	-	-%	7	NM
Other	270	5%	334	6%	(64)	(19)%

Service revenues	5,722	98%	5,566	98%	156	3%
Product revenues	111	2%	125	2%	(14)	(11)%

Total net operating revenues	5,833	100%	5,691	100%	142	2%

Operating expenses
Costs of services	1,593	27%	1,415	25%	178	13%
Costs of products	116	2%	117	2%	(1)	(1)%
Selling, general and administrative	1,548	27%	1,519	27%	29	2%
Depreciation	1,016	17%	967	17%	49	5%
Asset impairment	-	-%	80	1%	(80)	NM

Total operating expenses	4,273	73%	4,098	72%	175	4%

Operating income	$1,560	27%	$1,593	28%	$(33)	(2)%

Capital expenditures	$921		$823		$98	12%

Switched access lines (thousands)	6,908		7,359		(451)	(6.1)%

Switched access minutes of use (millions)	30,893		34,331		(3,438)	(10)%

High-speed Internet subscribers (thousands)	1,017		693		324	47%

Wireless subscribers (thousands)	48		-		48	NM

Net Operating Revenues

Net operating revenues increased $66 million, or 1%, in 2007 and $142 million, or 2%, in 2006. Variances in individual categories of revenue are discussed below.

Voice

Voice revenues include monthly recurring fees for local service, enhanced calling features and long distance. Additionally, voice revenues include access and other wholesale services to other carriers to enable connectivity to our network as well as USF receipts and customer surcharges. Voice revenues declined $108 million in 2007 and increased $81 million in 2006.

The following table lists the major drivers of these changes:

	Increase (Decrease)

	2007 vs. 2006	2006 vs. 2005

	(millions)
Transfer of long distance customers from Sprint Nextel	$ 160	$ 286
Decline in voice revenues primarily due to access line losses	(211)	(179)
Discontinuance of USF surcharges on high-speed Internet services	(14)	(12)
Decline in access revenues primarily associated with lower access minutes of use	(14)	(43)
Significant billing dispute settled in 2006	(34)	34
Other	5	(5)

Total increase (decrease)	$ (108)	$ 81

As the transfer of long distance customers will no longer impact our annual comparisons, we expect that the rate of decline of total voice revenues will increase in 2008 due to previously discussed access line loss trends.

Data

Data revenues represent data network services sold to business customers and special access services sold to other carriers. Data revenues increased $59 million in 2007 and $49 million in 2006. The following table lists the major drivers of these changes:

	Increase (Decrease)

	2007 vs. 2006	2006 vs. 2005

	(millions)
Special access revenue	$ 31	$ 21
Transfer of dedicated IP customers from Sprint Nextel	10	16
Ethernet and other business data services	19	9
Other	(1)	3

Total increase	$ 59	$ 49

We expect continued growth in special access and business data services in 2008.

High-speed Internet

High-speed Internet revenues increased $96 million in 2007 and $83 million in 2006. These increases are due to a 26% increase in subscribers in 2007 and a 47% increase in 2006. On an ongoing basis, we expect that high-speed Internet revenue will continue to increase, but at a lower growth rate, as our base grows.

Wireless

During the second quarter 2006, we began offering wireless communication services. The $44 million increase in 2007 and $7 million increase in 2006 was attributed to the increase in wireless subscribers. As of December 31, 2007, we had approximately 112 thousand subscribers to our wireless service as compared to 48 thousand subscribers a year ago.

See “Overview-Operations” for further discussion of actions to reduce earnings dilution with respect to our wireless offerings. These actions could result in reduced wireless revenue in 2008.

Other Service

Other service revenues mainly includes professional services, intelligent network database services, billing and collection services and sales of products and services through various sales agency relationships, including our video service offering. Other service revenues declined $27 million in 2007 and $64 million in 2006. The following table lists the major drivers of these changes:

	Increase (Decrease)

	2007 vs. 2006	2006 vs. 2005

	(millions)
Transfer of professional services customers to Sprint Nextel	$ (4)	$ (3)
Elimination of billing, collection and sales agency revenues due to customer transfers from Sprint Nextel	(19)	(40)
Professional services and database	(8)	(10)
Video sales agency	3	7
Wireless sales agency	-	(13)
Other	1	(5)

Total decrease	$ (27)	$ (64)

Product Revenues

Product revenues are derived mainly from sales of customer premises equipment, or CPE, which is communications equipment that resides at a business customer’s location for the management of voice and data networks and applications. Sales of high-speed Internet equipment and wireless handsets to our customers also are reflected in product revenues. Product revenues increased $2 million in 2007 and decreased $14 million in 2006. The 2006 decrease in revenue was due in part to the transfer of certain large CPE customers to Sprint Nextel as part of the spin-off.

Costs of Services

Costs of services include costs to operate and maintain the local network including employee-related costs directly supporting our network, costs directly associated with various service offerings, intercarrier compensation (such as access payments and reciprocal compensation), federal and state USF assessments and various operating taxes. Cost of services increased $42 million in 2007 and $178 million in 2006. The following table lists the major drivers of these changes:

	Increase (Decrease)

	2007 vs. 2006	2006 vs. 2005

	(millions)
Transfer of long distance customers from Sprint Nextel	$ 85	$ 168
Long distance costs (primarily rate driven)	(15)	-
Reciprocal compensation (impacted by $18 million of favorable settlements in 2006, and $7 million favorable settlement in 2005)	11	(9)
Discontinuance of USF requirements on high-speed Internet services	(14)	(12)
Network severance charges	17	20
Network labor and benefits	(35)	9
Hurricane related costs	-	(11)
Other costs	(7)	13

Total increase (decrease)	$ 42	$ 178

Costs of Products

Costs of products increased $27 million in 2007 and decreased $1 million in 2006. The 2007 cost increase is related to higher product costs associated with wireless handsets and other telecommunications equipment. Our cost of products related to wireless handsets will likely decrease in 2008 due to actions taken or to be taken to reduce earnings dilution with respect to our wireless offerings.

Selling, General and Administrative

Selling, general and administrative (SGA) costs, includes costs associated with selling and marketing, customer service, information technology, bad debt expense, general corporate costs and all other employee-related costs. These costs increased $19 million in 2007 and $29 million in 2006. The following table lists the major drivers of these changes:

	Increase (Decrease)

	2007 vs. 2006	2006 vs. 2005

	(millions)
Transfer of long distance customers from Sprint Nextel	$ 25	$ 50
Elimination of allocated charges associated with the spin-off	(51)	(108)
Other allocated cost reductions	-	(46)
Spin-off related charges	(85)	85
Severance charges	33	10
Increased costs of corporate support functions, net of subsequent employee reductions	17	39
Effect of 2007 postretirement benefit plan amendment	(21)	-
Stock compensation and other benefits costs	36	(11)
Bad debt expense	42	2
Systems and process improvement initiatives	25	3
Gain on sale of exchanges	12	(12)
Other	(14)	17

Total increase	$ 19	$ 29

SGA costs include charges for estimated bad debt expense. The reserve for bad debt requires management’s judgment and is based on many factors. Bad debt expense increased to approximately 1.5% of net operating revenues in 2007 from 0.9% in 2006. The increase is partially due to additional bad debt expense associated with long distance customers transferred from Sprint Nextel at spin, additional expense associated with our wireless offering, as well as current economic factors.

Depreciation

Depreciation expense increased $32 million in 2007 and $49 million in 2006. The following table lists the major drivers of these changes:

	Increase (Decrease)

	2007 vs. 2006	2006 vs. 2005

	(millions)
Transfer of shared assets from Sprint Nextel	$38	$53
Depreciation rate reductions	(48)	(27)
Plant growth	36	23
Incremental depreciation resulting from capitalized sales and use tax assessments	6	-

Total increase	$32	$49

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

Segmental Results of Operations—Logistics

Through our Logistics segment, we procure, configure, service and distribute equipment, materials and supplies to the communications industry. The products that we offer include outside plant, telephones and accessories and network access equipment from leading manufacturers.

	For the Years Ended December 31,				Difference

		% of		% of
(millions)	2007	Revenues	2006	Revenues	$	Percent

Net operating revenues	$466	100%	$530	100%	$(64)	(12)%
Operating expenses
Costs of products and services	418	90%	483	91%	(65)	(13)%
Selling, general and administrative	41	9%	52	10%	(11)	(21)%
Depreciation and amortization	9	2%	11	2%	(2)	(18)%

Total operating expenses	468	101%	546	103%	(78)	(14)%

Operating loss	$(2)	(1)%	$(16)	(3)%	$14	88%

Capital expenditures	$2		$2		$-	-%

	For the Years Ended December 31,				Difference

		% of		% of
(millions)	2006	Revenues	2005	Revenues	$	Percent

Net operating revenues	$530	100%	$563	100%	$(33)	(6)%
Operating expenses
Costs of products and services	483	91%	517	92%	(34)	(7)%
Selling, general and administrative	52	10%	75	13%	(23)	(31)%
Depreciation and amortization	11	2%	12	2%	(1)	(8)%

Total operating expenses	546	103%	604	107%	(58)	(10)%

Operating loss	$(16)	(3)%	$(41)	(7)%	$25	(61)%

Capital expenditures	$2		$5		$(3)	(60)%

Net Operating Revenues

Revenues from the Logistics segment decreased $64 million in 2007 and $33 million in 2006. The following table lists the major drivers of these changes:

	Increase (Decrease)

	2007 vs. 2006	2006 vs. 2005

	(millions)
Significant new supply contracts	$10	$74
Exit of enterprise and wireless markets	(21)	(116)
Loss of significant supply contracts	(50)	-
Other	(3)	9

Total decrease	$(64)	$(33)

Cost of Products and Services

Cost of products and services includes costs of equipment sold and other operating taxes. These costs decreased $65 million in 2007 and $34 million in 2006. The drivers of these changes are directly associated with the revenue factors noted above, as well as a reduction of inventory reserves related to previously exited markets and a 2006 third quarter charge associated with certain in-process inventory.

Selling, General and Administrative

Selling, general and administrative expense decreased $11 million in 2007 and $23 million in 2006. The 2007 decrease in costs was driven by a decrease in spin-off costs, a decrease in severance charges as well as favorable bad debt experience. The 2006 comparison benefited from reductions in workforce associated with the exit of the unprofitable enterprise and wireless markets initiated in late 2005 and completed in 2006, and the integration of certain support functions with those established by us at spin-off. These benefits were somewhat offset by severance charges and spin-off costs attributed to the Logistics business.

Consolidated Non-operating Items

	For the Years Ended December 31,

	2007	2006	2005

	(millions)
Interest expense	$432	$324	$83
Other (income) expense, net	(3)	(14)	(3)
Income tax expense	392	450	578
Cumulative effect of change in accounting principles, net	-	-	16

Interest Expense

Interest expense increased $108 million in 2007 and $241 million in 2006. These increases are primarily due to the full year impact of the issuance of the long-term debt associated with spin-off partially offset by the reduction of debt outstanding and elimination of notes previously payable to Sprint Nextel.

Our effective interest rate on long-term debt was 7.2% for 2007 and 7.1% for 2006. The slightly higher effective interest rate is primarily due to the pay down of spin-off related debt bearing lower effective interest rates. Interest costs on pre-spin-off short-term borrowings from Sprint Nextel have been excluded so as not to distort the effective interest rate on long-term debt. See “Liquidity and Capital Resources” below for more information on our financing activities.

Other (Income) Expense, Net

Other (income) expense decreased $11 million in 2007 and increased $11 million in 2006. These variances were primarily due to a $5 million gain related to the 2006 liquidation of our holdings in the Rural Telephone Bank and a $3 million gain resulting from the re-designation of a derivative instrument, also recorded in 2006.

Income Tax Expense

Income tax expense decreased $58 million in 2007 and $128 million in 2006. Our effective tax rates were 36.5% in 2007 and 2006 while the 2005 rate was 39.3%. In 2007, the effective tax rate was impacted by modifications in our legal entity structure and a favorable state tax ruling. The decrease in effective tax rate from 2005 to 2006 was the result of enacted state legislation, adjustments to deferred taxes to properly reflect our deferred tax income tax liabilities and the benefit of consolidated, combined, or unitary methodologies on state income taxes. See Note 5, Income Taxes, of the Notes to the Consolidated Financial Statements, for additional information.

Cumulative Effect of Change in Accounting Principles, Net

Embarq adopted FIN 47, Accounting for Conditional Asset Retirement Obligations, in 2005, which clarified that an entity is required to recognize a liability for the fair value of an Asset Retirement Obligation if the amount can be reasonably estimated. The adoption resulted in a cumulative effect of change in accounting principles, net of tax, of $16 million.

LIQUIDITY AND CAPITAL RESOURCES

We manage our liquidity and capital resource needs primarily through managing the use of capital and the timing and amount of capital expenditures.

Cash Flows

The following table summarizes the components of our increase (decrease) in cash and equivalents for the years ended December 31, 2007, 2006 and 2005:

	For the Years Ended December 31,
	2007	2006	2005

	(millions)
Operating activities	$ 1,624	$ 2,053	$ 1,898
Investing activities	(794)	(880)	(811)
Financing activities	(814)	(1,223)	(1,097)

Increase (decrease) in cash and equivalents	$ 16	$ (50)	$ (10)

Operating Activities

Net cash provided by operating activities decreased $429 million in 2007 from 2006 and increased $155 million in 2006 from 2005. These changes were based on the following:

	Increase (Decrease)

	2007 vs. 2006	2006 vs. 2005

	(millions)
Collections from customers	$ (38)	$ 152
Payments to employees and suppliers	(85)	(51)
Contributions to the defined benefit pension plan	(75)	79
Interest payments	(147)	(204)
Income tax payments, net	(101)	201
Other	17	(22)

Total increase (decrease) in cash from operating activities	$ (429)	$ 155

The changes in cash from operating activities as detailed in the table above were impacted by the drivers discussed in “Results of Operations,” as well as the timing of certain working capital, employee benefit plan and income tax requirements.

Investing Activities

Net cash used by investing activities decreased $86 million in 2007 compared to 2006 and increased $69 million in 2006 compared to 2005.

Capital expenditures account for the majority of our investing activities. Our capital expenditures primarily fund new service addresses and network capacity increases; regulatory mandates; internal infrastructure; new capabilities; sales success based expenditures primarily related to growth in high-speed Internet and data services; and spin-off related expenditures. Capital expenditures of $829 million in 2007 decreased $94 million from $923 million in 2006, which increased $95 million from $828 million in 2005. The following table shows the major drivers of these changes:

	Increase (Decrease)

	2007 vs. 2006	2006 vs. 2005

	(millions)
Network buildout and mandates	$(81)	$(75)
Internal infrastructure	21	(5)
New capabilities	(19)	21
Sales success based	2	125
Spin-off capital expenditures	(17)	29

Total increase (decrease) in capital expenditures	$(94)	$95

During 2007, capital requirements associated with new service addresses declined in part due to the downturn in residential construction and development in our service territories. This trend in the housing market could affect capital requirements in the future.

In 2006, the company sold a total of 25 rural telephone exchanges in north central Kansas. Cash proceeds of $15 million were received in 2006. An additional $15 million of cash proceeds from the fourth quarter 2006 sale were received in the 2007 first quarter. Also, in 2006, we received proceeds of $9 million from the liquidation of our investment in the Rural Telephone Bank.

Financing Activities

Net cash used by financing activities decreased $409 million in 2007 from 2006 and increased $126 million in 2006 from 2005.

In 2007, we made net cash payments on our long-term debt of $577 million. In connection with the spin-off in 2006, we borrowed $2.1 billion under our credit agreement and paid Sprint Nextel a net amount of $2.2 billion in cash. In addition to us remitting the proceeds from the borrowing to Sprint Nextel, our $308 million advance receivable balance, which was classified as cash, was settled, and Sprint Nextel transferred $200 million of cash to us. Between the spin-off and the end of 2006, we made net payments of $790 million on our outstanding credit agreement.

In 2007, dividends totaling $367 million were paid to shareholders. In 2006, we paid $194 million in dividends to Sprint Nextel before the spin-off and $150 million in dividends to shareholders in the third and fourth quarters of 2006. Dividends of $983 million were paid to Sprint Nextel in 2005.

Net proceeds from common and treasury stock issued in connection with stock based compensation plans were $109 million in 2007 compared to $20 million in the post-spin period of 2006. In 2007, the company recognized excess tax benefits related to stock-based compensation expense of $25 million, an increase over the $2 million excess tax benefit in 2006.

Capital Requirements

We currently expect capital expenditures for 2008 to be approximately $800 million. We continue to review capital expenditure requirements and will adjust spending and capital investment in response to operational needs and customer demand.

Liquidity

We expect that cash from operations will fully fund our capital requirements.

Our total indebtedness at December 31, 2007, was $5.9 billion, consisting of $4.5 billion in senior notes, $770 million in direct borrowings under our credit agreement and approximately $623 million of other debt. As of December 31, 2007, we had $410 million in direct borrowings under our revolving credit facility with available letters of credit of approximately $29 million, leaving approximately $1.1 billion of availability under the revolving credit facility. Current debt maturities as of December 31, 2007, were $99 million. We are in compliance with all applicable financial covenants associated with our borrowings.

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

We expect to pay regular quarterly dividends. Our ability to fund a regular quarterly dividend will be impacted by our ability to generate cash from operations. The declaration, amount and timing of future dividends will be at the discretion of our board of directors, and will depend upon many factors, including our financial condition, results of operations, growth prospects, funding requirements, applicable law and other factors our board of directors deems relevant. On January 9, 2008, we announced that our board of directors declared an increased dividend of $0.6875 per share on our common stock. The dividend is payable on March 31, 2008, to stockholders of record on March 10, 2008.

Also, on January 9, 2008, our board of directors authorized a program for the repurchase of our common stock for an aggregate purchase price of up to $500 million until June 30, 2009. We anticipate purchasing shares either in the open market or through private transactions, depending on market conditions and other factors, in accordance with applicable securities laws.

In connection with the spin-off, we established our own pension and other postretirement benefit plans. Our pension plans are funded in excess of current federal minimum requirements. Contributions to our pension plans during 2008 are expected to be approximately $75 million based on projected plan asset and liability levels.

As discussed in Note 6, Employee Benefit Plans, of the Notes to the Consolidated Financial Statements, amendments to certain of our other postretirement benefit plans were approved in 2007 and are fully effective January 1, 2008. We now expect a reduction of approximately $10 million in benefit payments in 2008 compared to 2007 related to these amendments (which is lower than previously disclosed estimates due to better than expected 2007 claims experience). Consequently, contributions to our other postretirement benefit plans, including medical and life insurance benefits, are expected to be approximately $30 million in 2008.

In December 2007, a group of retirees filed a putative class action lawsuit in Kansas federal court, challenging this decision. See Note 3, Commitments and Contingencies, of the Notes to the Consolidated Financial Statements, for additional information.

Future Contractual Obligations

The following table represents our future contractual obligations as of December 31, 2007:

	Total	2008	2009	2010	2011	2012	After 2012

	(millions)
Long-term debt	$ 5,878	$99	$ 2	$2	$ 770	$ -	$ 5,005
Interest on long-term debt (1)	5,604	422	415	415	386	370	3,596
Operating leases	139	37	32	24	18	11	17
Purchase obligations and other	244	130	42	27	25	20	-

Total	$ 11,865	$688	$ 491	$468	$ 1,199	$ 401	$ 8,618

(1)	Estimated interest on the bank credit agreement assumes payment schedule based upon the outstanding balances and interest rates as of December 31, 2007, and excludes any additional prepayment or drawdown under the revolving credit facility.

Our adoption of FIN 48 resulted in the recognition of a liability for uncertain tax positions of $96 million as of December 31, 2007. The liability has not been assigned to any particular year due to the inherent uncertainty regarding the timing of future cash outflows.

Off-Balance Sheet Arrangements

We do not participate in, secure or finance any unconsolidated, special purpose entities.

Financial Strategies

Derivatives

We manage exposure to interest rate risk by regularly monitoring our mix of floating and fixed-rate debt. We may enter into interest rate swap agreements or other derivative transactions to manage this exposure. As of December 31, 2007, there were no outstanding derivative instruments.

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

On May 12, 2006, the swaption contracts and treasury collars entered into in 2005 were terminated. The accumulated other comprehensive income associated with these transactions of $51 million ($30 million net of tax) will be amortized using the effective interest method and reclassified to interest expense as a yield adjustment of the hedged semi-annual interest payment for ten years.

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

Approximately 87% of our outstanding debt at December 31, 2007, is fixed-rate debt. While changes in interest rates impact the fair value of this debt, there is no impact on earnings and cash flows because we do not intend to prepay these obligations.

We perform interest rate sensitivity analyses on our variable-rate debt. These analyses indicate that a 1% change in interest rates would have an annual pre-tax impact of $8 million on the Consolidated Statements of Operations and Comprehensive Income and Consolidated Statements of Cash Flows at December 31, 2007. While earnings and cash flows are impacted as interest rates change, our variable-rate debt is not subject to changes in fair values.

We also perform a sensitivity analysis on the fair market value of our outstanding debt. A 10% decrease in market interest rates would cause an increase of approximately $167 million in fair market value of our outstanding debt at December 31, 2007.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable

Item 9A.  Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act, and in connection with the preparation of this annual report on Form 10-K, our management, including the Interim Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Interim Chief Executive Officer and Chief Financial Officer each concluded that the design and operation of the disclosure controls and procedures were effective as of December 31, 2007, in providing assurance that information required to be disclosed in reports we file or submit is accumulated and communicated to management, including the Interim Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and in providing reasonable assurance that the information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

During 2007, there have been no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(b)  Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes.

Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007. This assessment was based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control—Integrated Framework. Based on this assessment, management believes that our internal control over financial reporting was effective as of December 31, 2007.

The effectiveness of our internal control over financial reporting as of December 31, 2007, has been audited by KPMG LLP, our independent registered public accounting firm, as stated in its report that appears on page F-2.

Item 9B.  Other Information

None.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this item regarding our executive officers is incorporated by reference to Part I of this report under the caption “Executive Officers of the Registrant.” All other information required by this item, other than the code of ethics information below, is incorporated herein by reference to the information set forth in the proxy statement relating to our 2008 Annual Meeting of Shareholders, which will be filed with the SEC.

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

Item 11.  Executive Compensation

The information required by this item is incorporated by reference to the information set forth in our proxy statement relating to our 2008 Annual Meeting of Shareholders, which will be filed with the SEC.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the information set forth in our proxy statement relating to our 2008 Annual Meeting of Shareholders, which will be filed with the SEC.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the information set forth in our proxy statement relating to our 2008 Annual Meeting of Shareholders, which will be filed with the SEC.

Item 14.  Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the information set forth in the proxy statement relating to our 2008 Annual Meeting of Shareholders, which will be filed with the SEC.

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

3. The following exhibits are filed as part of this report:

Exhibit Number	Description

2.1*	Separation and Distribution Agreement (Incorporated by reference to Exhibit 2.1 to Amendment No. 4 to the Registration Statement on Form 10 (File No. 001-32732), filed with the Securities and Exchange Commission on May 2, 2006).

2.2*	Transition Services Agreement between Embarq Corporation (receiver) and Sprint Nextel Corporation (provider) dated as of January 20, 2006 (Incorporated by reference to Exhibit 2.2 to Amendment No. 3 to the Registration Statement on Form 10 (File No. 001-32732), filed with the Securities and Exchange Commission on April 28, 2006).

2.3*	Transition Services Agreement between Embarq Corporation (provider) and Sprint Nextel Corporation (receiver) dated as of January 20, 2006 (Incorporated by reference to Exhibit 2.3 to Amendment No. 3 to the Registration Statement on Form 10 (File No. 0001-32732), filed with the Securities and Exchange Commission on April 28, 2006.

2.4*	Tax Sharing Agreement dated as of May 17, 2006 by and among Sprint Nextel Corporation, Embarq Corporation and certain Embarq subsidiaries (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on May 18, 2006).

2.5*	Employee Matters Agreement dated as of May 17, 2006 between Sprint Nextel Corporation and Embarq Corporation (Incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on May 18, 2006).

2.6*	Patent Agreement dated as of May 17, 2006 by and between Sprint Nextel Corporation and Embarq Corporation (Incorporated by reference to Exhibit 2.5 to the Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on May 18, 2006).

2.7*	Trademark Assignment and License Agreement dated as of May 17, 2006, by and among Sprint Nextel Corporation, Embarq Corporation and certain Embarq subsidiaries (Incorporated by reference to Exhibit 2.3 to the Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on May 18, 2006).

2.8*	Software and Proprietary Information Agreement dated as of May 17, 2006 by and between Embarq Corporation and Sprint Nextel Corporation (Incorporated by reference to Exhibit 2.4 to the Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on May 18, 2006).

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Registration Statement on Form 10 (File No. 001-32732), filed with the Securities and Exchange Commission on May 2, 2006).

Exhibit Number	Description

3.2	Amended and Restated Bylaws, as amended (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on July 25, 2006).

4.1	Indenture, dated as of May 17, 2006, by and between Embarq Corporation and J.P. Morgan Trust Company, National Association, a national banking association, as trustee (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on May 18, 2006).

4.2	6.738% Global Note due 2013 (Incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K (File No. 001-32372), filed with the Securities and Exchange Commission on March 9, 2007).

4.3	7.082% Global Note due 2016 (Incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K (File No. 001-32372), filed with the Securities and Exchange Commission on March 9, 2007).

4.4	7.995% Global Note due 2036 (Incorporated by reference to Exhibit 4.4 to the Registrant’s Annual Report on Form 10-K (File No. 001-32372), filed with the Securities and Exchange Commission on March 9, 2007).

4.5	Credit Agreement, dated May 10, 2006, by and among Embarq Corporation (borrower), the banks, financial institutions and other institutional lenders (initial lenders) and issuers of letters of credit (initial issuing banks) and Citibank, N.A., as administrative agent (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on May 11, 2006).

10.1**	Agreement Regarding Special Compensation and Post Employment Restrictive Covenants, dated as of December 12, 1995, by and between Sprint Corporation and Gene M. Betts (Incorporated by reference to Exhibit 10.5 to the registrant’s Amendment No. 1 to the Registration Statement on Form 10 (File No. 001-32732), filed with the Securities and Exchange Commission on March 14, 2006).

10.2**	Special Compensation and Non-Compete Agreement, dated as of August 12, 1996, by and between Sprint Corporation and William R. Blessing (Incorporated by reference to Exhibit 10.6 to the registrant’s Amendment No. 1 to the Registration Statement on Form 10 (File No. 001-32732), filed with the Securities and Exchange Commission on March 14, 2006).

10.3**	Employment Agreement, dated as of December 3, 2003, by and among Sprint Corporation, Sprint/United Management Company and Thomas A. Gerke (Incorporated by reference to Exhibit 10.10 to the registrant’s Amendment No. 1 to the Registration Statement on Form 10 (File No. 001-32732), filed with the Securities and Exchange Commission on March 14, 2006).

10.4**	Waiver with respect to Employment Agreement of Mr. Gerke, dated as of December 16, 2007.

10.5**	Employment Agreement, dated as of June 7, 2005, by and among Sprint Corporation, Sprint/United Management Company and Daniel R. Hesse (Incorporated by reference to Exhibit 10.11 to the registrant’s Amendment No. 1 to the Registration Statement on Form 10 (File No. 001-32732), filed with the Securities and Exchange Commission on March 14, 2006).

10.6**	Special Compensation and Non-Compete Agreement, dated as of December 9, 1997, by and between Sprint Corporation and Thomas J. McEvoy (Incorporated by reference to Exhibit 10.12 to the registrant’s Amendment No. 1 to the Registration Statement on Form 10 (File No. 001-32732), filed with the Securities and Exchange Commission on March 14, 2006).

Exhibit Number	Description

10.7**	Embarq Corporation 2006 Equity Incentive Plan, as amended and restated (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on December 13, 2006).

10.8**	Embarq Corporation 2006 Short-Term Incentive Plan (Incorporated by reference to Exhibit 10.14 to the registrant’s Amendment No. 4 to the Registration Statement on Form 10 (File No. 001-32732), filed with the Securities and Exchange Commission on May 2, 2006).

10.9**	Form of Indemnification Agreement entered into between Embarq Corporation and each of its directors and each of the following officers: Gene M. Betts, William R. Blessing, Harrison S. Campbell, William E. Cheek, Thomas A. Gerke, Richard B. Green, E.J. Holland, Jr., Thomas J. McEvoy and Claudia S. Toussaint (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on May 5, 2006).

10.10**	Embarq Corporation Amended and Restated Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.11 to the registrant’s Annual Report on Form 10-K (File No. 001-32732), filed with the Securities and Exchange Commission on March 9, 2007).

10.11**	Embarq Corporation Key Management Benefit Plan (Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on May 11, 2006).

10.12**	Embarq Corporation Non-Employee Director Compensation Program (Incorporated by reference to Exhibit 10.13 to the registrant’s Annual Report on Form 10-K (File No. 001-32732), filed with the Securities and Exchange Commission on March 9, 2007).

10.13**	Form of Special Equity Award Agreement for Individuals with Employment or Severance Agreements (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on July 25, 2006).

10.14**	Form of Special Equity Award Agreement for Individuals without Employment or Severance Agreements (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on July 25, 2006).

10.15**	Form of 2006 Annual Equity Award for Executive Officers other than Mr. Hesse (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on August 1, 2006).

10.16**	Form of 2006 Annual Equity Award for Daniel R. Hesse (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on August 1, 2006).

10.17**	Form of Award Agreement for Outside Directors (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on August 1, 2006).

10.18**	Summary of Embarq Corporation 2007 Short-Term Incentive Program (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 001-32372), filed with the Securities and Exchange Commission on February 27, 2007).

10.19**	Form of 2007 Award Agreement for Executive Officers other than Mr. Hesse (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-32372), filed with the Securities and Exchange Commission on February 27, 2007.

Exhibit Number	Description

10.20**	Form of 2007 Award Agreement for Daniel R. Hesse (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-32372), filed with the Securities and Exchange Commission on February 27, 2007).

10.21**	Executive Severance Plan, including Form of Participation Agreement entered into between Embarq Corporation and the following executive officers: Harrison S. Campbell, William E. Cheek, Richard B. Green, E.J. Holland, Jr. and Claudia S. Toussaint (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on April 30, 2007.

10.22**	Form of 2007 Award Agreement for Non-Employee Directors (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on April 30, 2007).

10.23**	Agreement dated as of December 17, 2007 by and among Sprint Nextel Corporation, Embarq Corporation and certain other entities (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on December 18, 2007).

10.24**	Voluntary Termination of Employment Letter Agreement between Embarq Corporation and Daniel R. Hesse dated December 17, 2007 (Incorporated by reference to the Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on December 18, 2007)

21.1	Subsidiaries of the Registrant.

23.1	Consent of KPMG LLP.

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Our company will furnish to the Securities and Exchange Commission, upon request, a copy of the instruments defining the rights of holders of long-term debt that does not exceed 10% of the total assets of our company.

*	Schedules and/or exhibits not filed will be furnished supplementally to the Securities and Exchange Commission upon request.
**	Management contracts or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMBARQ CORPORATION (Registrant)

By	/s/ Thomas A. Gerke
Thomas A. Gerke
Interim President and Chief Executive Officer

Dated: February 29, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 29th day of February 2008.

/s/ Thomas A. Gerke
Thomas A. Gerke
Interim President and Chief Executive Officer
(Principal Executive Officer)

/s/ Gene M. Betts
Gene M. Betts
Chief Financial Officer
(Principal Financial Officer)

/s/ Richard B. Green
Richard B. Green
Vice President and Controller
(Chief Accounting Officer)

SIGNATURES

EMBARQ CORPORATION

(Registrant)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 29th day of February 2008.

/s/ Peter C. Brown	/s/ William A. Owens
Peter C. Brown	William A. Owens
Director	Director

/s/ Steven A. Davis	/s/ Dinesh C. Paliwal
Steven A. Davis	Dinesh C. Paliwal
Director	Director

/s/ Richard A. Gephardt	/s/ Stephanie M. Shern
Richard A. Gephardt	Stephanie M. Shern
Director	Director

/s/ John P. Mullen	/s/ Laurie A. Siegel
John P. Mullen	Laurie A. Siegel
Director	Director

EMBARQ CORPORATION

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Embarq Corporation:

We have audited the accompanying consolidated balance sheets of Embarq Corporation and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of operations and comprehensive income, cash flows, and stockholders’ equity for each of the years in the three-year period ended December 31, 2007. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule, Schedule II – Consolidated Valuation and Qualifying Accounts. We also have audited the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements and related financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A(b)). Our responsibility is to express an opinion on these consolidated financial statements and related financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Embarq Corporation and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth there in. Additionally in our opinion, Embarq Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, as of December 31, 2005. Also, as discussed in Note 6 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 158, Employers Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R), as of December 31, 2006. Lastly, as discussed in Note 5 to the consolidated financial statements, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes- an Interpretation of FASB Statement No. 109, as of January 1, 2007.

/s/ KPMG LLP

Kansas City, Missouri

February 28, 2008

EMBARQ CORPORATION

CONSOLIDATED BALANCE SHEETS

(millions, except per share data)

	As of December 31,

	2007	2006

Assets
Current assets
Cash and equivalents	$69	$53
Accounts receivable, net of allowance for doubtful accounts of $60 and $53	616	660
Inventories, net	138	179
Deferred income taxes	76	73
Prepaid expenses and other current assets	87	86

Total current assets	986	1,051
Gross property, plant and equipment	20,802	20,470
Accumulated depreciation	(13,054)	(12,482)

Net property, plant and equipment	7,748	7,988
Goodwill	27	27
Prepaid pension asset	108	-
Other assets	32	53

Total	$8,901	$9,119

Liabilities and Stockholders’ Equity
Current liabilities
Current maturities of long-term debt	$99	$37
Accounts payable	387	503
Payroll and employee benefits	208	198
Accrued income taxes	27	68
Accrued operating taxes	97	96
Deferred revenue	202	211
Accrued interest	56	52
Other current liabilities	122	99

Total current liabilities	1,198	1,264
Noncurrent liabilities
Long-term debt	5,779	6,421
Deferred income taxes	1,130	1,067
Benefit plan obligations	320	685
Other noncurrent liabilities	210	150

Total noncurrent liabilities	7,439	8,323
Stockholders’ equity
Preferred stock, $.01 par value; 200 shares authorized; no shares issued and outstanding	-	-
Common stock, $.01 par value; 1,250 shares authorized; 153.1 and 149.7 shares issued and outstanding	2	1
Paid-in capital	(231)	(414)
Retained earnings	623	308
Accumulated other comprehensive income (loss)	(130)	(363)

Total stockholders’ equity	264	(468)

Total	$8,901	$9,119

See accompanying Notes to Consolidated Financial Statements.

EMBARQ CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(millions, except per share data)

	For the Years Ended December 31,

	2007	2006	2005

Net Operating Revenues
Service revenues	$5,786	$5,722	$5,566
Product revenues	579	641	688

Total net operating revenue	6,365	6,363	6,254

Operating Expenses
Cost of services	1,637	1,594	1,417
Cost of products	559	598	632
Selling, general and administrative	1,608	1,600	1,594
Depreciation	1,057	1,027	979
Asset impairment	-	-	80

Total operating expenses	4,861	4,819	4,702

Operating Income	1,504	1,544	1,552
Interest expense	432	324	83
Other (income) expense, net	(3)	(14)	(3)

Income Before Income Taxes	1,075	1,234	1,472
Income tax expense	392	450	578

Income Before Cumulative Effect of Change in Accounting Principle, Net	683	784	894
Cumulative effect of change in accounting principle, net	-	-	16

Net Income	$683	$784	$878

Amendments to and remeasurements of employee benefit plans, net of tax	(232)	-	-
Amortization of employee benefit plans prior service cost and actuarial losses, net of tax	(5)	-	-
Unrealized holding gains on cash flow derivatives, net of tax	-	(39)	9
Amortization of cash flow derivatives, net of tax	4	1	-
Net minimum pension liability adjustment, net of tax	-	-	(6)

Comprehensive Income, Net of Tax	$916	$822	$875

		(Pro forma)
Earnings per common share
Basic	$4.50	$5.26

Diluted	$4.44	$5.21

Weighted average common shares outstanding
Basic	151.9	149.2
Potentially dilutive shares under equity incentive plans	2.0	1.2

Diluted	153.9	150.4

See accompanying Notes to Consolidated Financial Statements.

EMBARQ CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(millions)

	For the Years Ended December 31,

	2007	2006	2005

Operating Activities
Net income	$683	$784	$878
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of change in accounting principle	-	-	16
Depreciation	1,057	1,027	979
Provision for losses on accounts receivable	94	55	54
Deferred and noncurrent income taxes	(43)	(69)	33
Stock-based compensation expense	50	31	-
Net losses (gains) on sales of assets	(7)	(17)	1
Other, net	45	39	17
Changes in assets and liabilities:
Accounts receivable	(75)	(35)	(78)
Inventories and other current assets	(4)	29	(14)
Accounts payable and other current liabilities	(98)	235	93
Noncurrent assets and liabilities, net	(78)	(26)	(81)

Net cash provided by operating activities	1,624	2,053	1,898

Investing Activities
Capital expenditures	(829)	(923)	(828)
Proceeds from construction reimbursements	10	10	9
Proceeds from sales of assets	25	33	8

Net cash used by investing activities	(794)	(880)	(811)

Financing Activities
Issuance of long-term debt	-	1,600	-
Principal payments on long-term debt	(787)	(492)	(115)
Borrowings under revolving credit agreement	1,430	920	-
Repayments under revolving credit agreement	(1,220)	(720)	-
Net cash paid to Sprint Nextel associated with the spin-off	-	(2,208)	-
Proceeds from common stock issued	109	20	-
Purchase of treasury shares	(2)	-	-
Dividends paid to stockholders	(367)	(150)	-
Dividends paid to Sprint Nextel	-	(194)	(983)
Excess tax benefits from stock-based compensation	25	2	-
Other, net	(2)	(1)	1

Net cash used by financing activities	(814)	(1,223)	(1,097)

Increase (Decrease) in Cash and Equivalents	16	(50)	(10)
Cash and Equivalents at Beginning of Period	53	103	113

Cash and Equivalents at End of Period	$69	$53	$103

See accompanying Notes to Consolidated Financial Statements.

EMBARQ CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(millions, except per share data)

	Preferred Stock	Common Stock	Treasury Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Business Equity	Total Stockholders’ Equity

January 1, 2005 balance	$-	$-	$-	$-	$-	$(522)	$5,482	$4,960
Net income	-	-	-	-	-	-	878	878
Dividends paid to Sprint Nextel	-	-	-	-	-	-	(983)	(983)
Cash flow derivatives, net of tax	-	-	-	-	-	(9)	-	(9)
Net minimum pension liability adjustment, net of tax	-	-	-	-	-	6	-	6

December 31, 2005 balance	-	-	-	-	-	(525)	5,377	4,852
Net income	-	-	-	-	-	-	326	326
Dividends paid to Sprint Nextel	-	-	-	-	-	-	(194)	(194)
Cash flow derivatives, net of tax	-	-	-	-	-	39	-	39
Net transfer to Sprint Nextel	-	1	-	(467)	-	516	(5,509)	(5,459)

May 17, 2006 balance	-	1	-	(467)	-	30	-	(436)
Net income	-	-	-	-	458	-	-	458
Dividends paid to shareholders ($1.00 per share)	-	-	-	-	(150)	-	-	(150)
Common stock issued	-	-	-	20	-	-	-	20
Stock-based compensation expense	-	-	-	31	-	-	-	31
Excess tax benefits from stock-based compensation	-	-	-	2	-	-	-	2
Amortization of cash flow derivative, net of tax	-	-	-	-	-	(1)	-	(1)
Adoption of SFAS No. 158, net of tax	-	-	-	-	-	(392)	-	(392)

December 31, 2006 balance	-	1	-	(414)	308	(363)	-	(468)
Cumulative effect of adoption of FIN 48, net of tax	-	-	-	-	1	-	-	1

January 1, 2007 Balance	-	1	-	(414)	309	(363)	-	(467)
Net income	-	-	-	-	683	-	-	683
Dividends to shareholders ($2.375 per share)	-	-	-	-	(369)	-	-	(369)
Common stock issued, net	-	1	-	106	-	-	-	107
Purchase of treasury stock	-	-	(2)	-	-	-	-	(2)
Issuance of treasury stock	-	-	2	-	-	-	-	2
Stock-based compensation expense	-	-	-	49	-	-	-	49
Excess tax benefits from stock-based compensation	-	-	-	25	-	-	-	25
Amendments to and remeasurements of employee benefit plans (net of tax)	-	-	-	-	-	232	-	232
Amortization of (net of tax):
Employee benefit plans prior service cost and actuarial losses	-	-	-	-	-	5	-	5
Cash flow derivative	-	-	-	-	-	(4)	-	(4)
Adjustment of net transfer to Sprint Nextel	-	-	-	3	-	-	-	3

December 31, 2007 Balance	$-	$2	$-	$(231)	$623	$(130)	$-	$264

Common Shares Outstanding
Shares issued at spin-off		149.1
Shares issued under equity incentive plans		0.6

Shares outstanding as of December 31, 2006		149.7
Shares issued under equity incentive plans		3.4

Shares outstanding as of December 31, 2007		153.1

See accompanying Notes to Consolidated Financial Statements.

EMBARQ CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Background, Basis of Presentation and Significant Accounting Policies

Background

Embarq was incorporated in 2005 under the laws of Delaware and was formerly a wholly owned subsidiary of Sprint Nextel. On May 17, 2006, Sprint Nextel spun-off its local communications business and product distribution operations, thereby establishing Embarq as a separate, stand-alone company.

Embarq provides, both directly and through its wholesale and sales agency relationships, a suite of communications services, consisting of local and long distance voice, data, high-speed Internet, satellite video, wireless and other communications-related products and services to consumer and business customers primarily in local service territories in 18 states. Embarq also provides access to its local network and other wholesale communications services for customers, including other carriers. Through its Logistics segment, Embarq engages in wholesale product distribution, logistics and configuration services.

Embarq has a significant presence in Florida, North Carolina, Nevada and Ohio (these four states represent nearly two-thirds of all of Embarq’s access lines). The remaining states (in order of number of access lines) are: Virginia, Pennsylvania, Texas, Indiana, Missouri, Tennessee, New Jersey, Minnesota, Kansas, South Carolina, Washington, Oregon, Nebraska and Wyoming. As the incumbent local exchange carrier, or ILEC, Embarq is generally the “carrier of last resort” in these local service territories and receives funding under universal service programs in certain of these territories.

As of December 31, 2007, Embarq had approximately 18 thousand active employees. Approximately 35% of these employees were represented by unions subject to collective bargaining agreements. Of the union-represented employees, approximately 32% have collective bargaining agreements that will expire within one year. There were no material changes related to employee collective bargaining agreements during the year ended December 31, 2007.

Basis of Presentation

The accompanying consolidated financial statements reflect all the accounts of Embarq, and its wholly owned subsidiaries. All intercompany transactions have been eliminated. The consolidated financial statements reflect Embarq’s consolidated operations as a separate, stand-alone entity following the spin-off, together with the combined historical operations of the entities that comprised the local communications business and product distribution operations of Sprint Nextel before the spin-off.

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

Certain prior year amounts have been reclassified to conform to the current year presentation. The reported amounts of gross property, plant and equipment and accumulated depreciation as of December 31, 2006, have been reduced by approximately $335 million related to fully depreciated assets at that date. These reclassifications and revisions had no effect on the results of operations or stockholders’ equity, as previously reported.

Significant Accounting Policies

Cash and Equivalents

Cash and equivalents include cash and highly liquid investments with original maturities of three months or less.

Revenue & Accounts Receivable

Total net operating revenue is comprised of revenue generated from voice, data, high-speed Internet, wireless service and product sales. Embarq recognizes operating revenues as services are rendered or as products are sold in accordance with SAB No. 104, Revenue Recognition. Certain service activation and installation fees are deferred and amortized over the average life of the customer. In addition, revenue with multiple deliverables, primarily related to wireless revenue, is recorded in compliance with EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. Embarq also records revenue in accordance with EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus net as an Agent.

During 2006, Embarq adopted EITF Issue No. 06-03, How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation). Embarq records federal and state USF surcharges on a gross basis. The total amount of surcharges recorded in net operating revenue was as follows:

	For the Years Ended December 31,

	2007	2006	2005

	(millions)
Federal and state USF surcharges	$92	$98	$87

Revenue reserves are established for access disputes with CLECs and long distance carriers, billing errors and customer disputes, and returns on product sales.

Allowance for doubtful accounts represents the estimate of accounts receivables that are deemed to be uncollectible, with specific allowances for accounts with known collection risks. These reserves require management’s judgment based on historical trending, contractual terms, industry norms and recognition of current market indicators.

Inventories

Inventories are stated at the lower of cost or market and consisted of materials, supplies and equipment held for resale and internal use. Cost is principally determined on a first-in first-out method.

Embarq’s inventory aggregated by class was as follows:

	As of December 31,

	2007	2006

	(millions)
Resale inventory, net of allowance of $10 and $15	$83	$105
Other inventory held for internal use	55	74

Total inventory, net	$138	$179

Property, Plant and Equipment

Embarq records property, plant and equipment at historical cost. Repair and maintenance costs are expensed as incurred. Embarq capitalizes software in accordance with American Institute of Certified Public Accountants Statement of Position 98-1 Accounting for the Costs of Computer Software developed or obtained for Internal Use and EITF Issue No. 97-13 Accounting for Costs Incurred in Connection with a Consulting Contract or an Internal Project that Combines Business Process Reengineering and Information Technology Transformation.

Embarq categorizes its property, plant and equipment into three main categories: network assets; buildings and improvements; and administrative and other. Network assets principally consist of metallic cable and wire facilities, fiber optic cable facilities, switching equipment, conduit, poles and other central office equipment. Buildings and improvements principally consist of owned general office facilities and leasehold improvements. Administrative and other assets principally consist of land, furniture, information technology equipment and vehicles.

The costs of homogeneous units of property, plant and equipment are aggregated to form groups of assets that are depreciated on a straight-line basis over the estimated remaining useful life established for each specific group. Estimates and assumptions used in establishing the depreciation rates associated with each group are based on internal studies of use, industry data on lives, recognition of technological advancements and understanding of business strategy. Assumptions are evaluated annually. Generally, changes in depreciation rates are effected through changes in the remaining depreciable lives of the applicable group assets and are considered an accounting estimate in accordance with SFAS No. 154, Accounting Changes and Error Corrections.

Ordinary asset retirements are generally charged against accumulated depreciation with no gain or loss recognized. Ordinary asset retirements totaled $493 million in 2007 and $468 million in 2006. Embarq recognizes gains and losses on unusual or unanticipated asset retirements. See Note 11, Sale of Exchanges, for additional information.

Embarq’s gross property, plant and equipment and associated range of estimated useful lives by category were as follows:

		As of December 31,

	Range of Estimated Useful Lives	2007	2006

	(years)	(millions)
Network assets	3 to 35	$18,900	$18,503
Buildings and improvements	5 to 30	1,038	1,006
Administrative and other assets	3 to 15	864	961

Gross property, plant and equipment		$20,802	$20,470

Embarq evaluates property, plant and equipment for impairment whenever indicators of impairment exist. Accounting standards require that if an impairment indicator is present, Embarq must assess whether the carrying amount of the asset is recoverable by estimating the sum of the future undiscounted cash flows, excluding interest costs, expected to result from the asset. If the carrying amount is more than the recoverable amount, an impairment charge must be recognized based on the fair value of the asset. Although no impairments occurred during 2007 or 2006, Embarq’s telecommunications segment recorded $80 million in allocated asset impairments in 2005, of which, $77 million resulted from the abandonment of a network monitoring software application.

On an annual basis, Embarq performs an analysis of the remaining life depreciation rates. In 2007, 2006 and 2005, depreciation rates for various digital switching equipment and digital loop carrier equipment were adjusted, which resulted in the following:

	For the Years Ended December 31,

	2007	2006(1)	2005

Depreciation (increase) decrease (millions)	$48	$27	$ (10)
Increase in basic and diluted earnings per share (dollars)	0.20	0.11	NA

(1)	Pro forma earnings per share information. See Earnings Per Common Share below, for additional information.

Goodwill

Embarq accounts for goodwill in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in business combinations accounted for as purchases. The book value of goodwill was $27 million at December 31, 2007 and 2006 with $12 million related to United Telephone Southeast LLC and $11 million related to acquisitions completed by Centel, both subsidiaries of Embarq. The remaining $4 million was related to various other Embarq businesses.

Embarq evaluates goodwill for impairment on an annual basis and whenever events or circumstances indicate these assets may be impaired. Embarq determines impairment by comparing net assets of the reporting unit to its respective fair value. In the event the unit’s net assets exceed its fair value, an implied fair value of goodwill must be determined by assigning the unit’s fair value to each asset and liability of the unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. An impairment loss is measured by the difference between the goodwill carrying value and the implied fair value.

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

Severance Liabilities

Embarq provides severance benefits for involuntarily terminated employees. Such benefits are recorded in accordance with SFAS No. 112, Employers’ Accounting for Postemployment Benefits. Voluntary offers for separation or other contractual separation benefits are recorded in accordance with SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination. Other one-time benefit arrangements or exit costs that are part of an organized restructuring plan are recorded in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

At various times in recent years, Embarq has taken steps, including both voluntary and involuntary reductions in its workforce in order to better align organizational resources with Embarq’s business needs as well as to improve its overall cost structure. Related to these reductions, Embarq recognized the following severance charges:

	For the Years Ended December 31,

	2007	2006	2005

	(millions)
Cost of services
Telecommunications segment	$34	$20	$-

Selling, general and administrative
Telecommunications segment	43	10	-
Logistics segment	3	4	-

Subtotal	46	14	-

Total severance charges	$80	$34	$-

Legal and Other Contingent Liabilities

Embarq accrues loss contingencies for legal, environmental and other contingent liabilities in accordance with SFAS No. 5, Accounting for Contingencies. See Note 3, Commitment and Contingencies, for additional information.

Leases

Embarq accounts for capital and operating leases in accordance with SFAS No. 13, Accounting for Leases. See Note 3, Commitments and Contingencies, for additional information.

Advertising

Embarq recognizes advertising expenses as incurred. This includes production, media and other promotional and sponsorship costs. Total advertising expense was as follows:

	For the Years Ended December 31,

	2007	2006	2005

	(millions)
Advertising expense	$94	$103	$78

Income Taxes

Embarq accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Before spin-off, Embarq’s operations were included in the consolidated federal income tax return and certain combined or consolidated state income tax returns of Sprint Nextel. In accordance with Sprint Nextel’s tax sharing arrangement, income tax expense was recorded and charged to Embarq on the basis of filing separate returns in each taxing jurisdiction. After spin-off, Embarq was subject to income taxes as a stand alone entity.

As of January 1, 2007, Embarq adopted FIN 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As prescribed by the interpretation, the cumulative effect of applying these provisions was reported as an adjustment to the opening balance of retained earnings.

Embarq records interest associated with these liabilities as interest expense. Associated penalties are recorded as income tax expense. The total amount of interest and penalties recognized as of December 31, 2007, were as follows:

	Interest	Penalties

	(millions)
Recognized in the Consolidated Balance Sheet	$4	$2
Recognized in the Consolidated Statement of Operations and Comprehensive Income	3	2

Asset Retirement Obligations

Embarq recognizes Asset Retirement Obligations, or ARO, in accordance with SFAS No. 143, Accounting for Asset Retirement Obligations. In 2005, FIN 47, Accounting for Conditional Asset Retirement Obligations, was issued which clarifies that an entity is required to recognize a liability for the fair value of an ARO if the amount can be reasonably estimated. The adoption of this interpretation in 2005 resulted in an ARO liability of $28 million, an ARO asset of $4 million and a cumulative change in accounting principle, net, of $16 million.

Embarq recognized an ARO related to the removal and disposal of the asbestos in company buildings, removal and environmental cleanup of fuel storage tanks used in standby power supply systems and decommissioning of leased building spaces. The fair value of the assets legally restricted to settle the ARO and the corresponding liability as of December 31, 2007 and 2006, was as follows:

	As of December 31,

	2007	2006

	(millions)
ARO assets	$4	$4
ARO liability	32	29

In addition, an ARO liability exists, but was not recognized, in situations where Embarq has been granted easements and rights-of-way by the United States government, municipalities and private landowners to route its cable facilities. Most cable facilities are buried, however, some metallic and fiber cable are above-ground on company-owned poles. In addition, Embarq contracts with other utilities to connect cable and wire to their poles. As of December 31, 2007, an estimated settlement date for these obligations was indeterminate.

Stock-based Compensation

Effective January 1, 2006, Sprint Nextel adopted SFAS No. 123R, Share-Based Payment, utilizing the modified prospective method. The revised standard requires the recognition of compensation cost of unvested share-based awards granted to employees before January 1, 2003, which were outstanding as of January 1, 2006. The allocated impact of the adoption of this standard was immaterial to Embarq because Sprint Nextel had previously accounted for share-based awards in accordance with SFAS No. 123, Accounting for Stock Compensation, as amended by SFAS No. 148, Accounting for Stock Compensation – Transition and Disclosure,

as of January 1, 2003, using the prospective method. Following the spin-off, Embarq implemented the provisions of SFAS No. 123R related to the options, nonvested stock and nonvested stock units held by its employees. Embarq recognizes compensation expense related to share-based awards with graded vesting that only have a service condition on a straight line basis over the requisite service period for the entire award. See Note 7, Stock-Based Compensation, for additional information.

As SFAS No. 123R was adopted using the modified prospective method, no retrospective application of net income was required for awards granted prior to January 1, 2003, that were vested in prior years. The pro forma effect, net of tax, had such awards been expensed under the fair value recognition provisions of SFAS No. 123R would have resulted in an approximately $4 million reduction to net income in 2005.

Earnings per Common Share

Embarq calculates basic and diluted earnings per share in accordance with SFAS No. 128, Earnings per Share. For purposes of calculating pro forma basic and diluted earnings per share for the year ended December 31, 2006, Embarq assumed that the total common shares issued at spin-off, as well as its related potential dilutive securities, were outstanding for the period from January 1, 2006, through May 17, 2006.

The dilution effect for 2007 and 2006 was primarily related to outstanding stock options and restricted stock units. Approximately 2.1 million stock options in 2007 and 3.3 million stock options in 2006 had an exercise price that was above the average annual market price of Embarq stock. As such, these amounts were not included in the computation of diluted earnings per share.

Note 2. Spin-off from Sprint Nextel

In December 2004, Sprint Nextel announced its intention to spin-off its local communications business and product distribution operations from its other businesses in a tax-free transaction. On May 17, 2006, the date of the spin-off, in exchange for, and as a condition to, the transfer of assets and the assumption of liabilities described below, Embarq (1) issued to Sprint Nextel 149.1 million shares of company common stock and (2) issued to Sprint Nextel $4.5 billion of Embarq senior notes and transferred to Sprint Nextel $2.1 billion in cash. In exchange for, and contemporaneously with, the issuance of Embarq’s common stock and transfer of debt and cash, Sprint Nextel transferred the Embarq assets, consisting of Sprint Nextel’s local communications operations, wholesale product distribution operations and consumer and certain business long distance customers located in its local service territories; and Embarq assumed certain liabilities related to its business. The spin-off was completed through a pro rata distribution to Sprint Nextel shareholders consisting of one share of Embarq common stock for every 20 shares of Sprint Nextel voting and non-voting shares owned by Sprint Nextel’s shareholders as of the close of business on May 8, 2006, the record date for the distribution.

The impacts of the spin-off have been reflected in the consolidated financial statements for periods after the spin-off. Accordingly, the revenues and related expenses from the transferred long distance customers and the interest expense associated with the spin-related borrowings are reflected only in periods after the spin-off. Additionally, while management believes these consolidated financial statements include all historical costs; periods before the spin-off do not include all the expenses that would have been incurred had Embarq been a separate, stand-alone entity. Thus, Embarq’s results of operations and cash flows before the spin-off are not fully comparable to those after the spin-off.

Relationship with Sprint Nextel

Before the spin-off, Embarq provided to and received from Sprint Nextel a variety of services that were considered related party transactions. Revenues and expenses resulting from these activities were as follows:

	For the Years Ended December 31,

	2006	2005

	(millions)
Related party revenues	$138	$428
Related party expenses	488	1,253

Services provided to Sprint Nextel that make up related party revenues included, but were not limited to, voice, access, data and telecommunications equipment, as well as billing and collection and lease of network facilities. Services Sprint Nextel provided to Embarq that make up related party expenses included charges for facilities, information services, marketing and certain corporate and administrative services. Sprint Nextel directly assigned, where possible, related costs based on Embarq’s use of these services. Where direct assignment was not possible, or practical, Sprint Nextel used indirect methods, including time studies and headcounts, to allocate shared service costs to Embarq. The services provided by Sprint Nextel were generally accounted for based on fully distributed costs, which Embarq believes approximated fair value.

In connection with Embarq’s spin-off, Embarq entered into certain agreements with Sprint Nextel. The key terms of the principal agreements that continue to be operative are summarized below:

Separation and Distribution Agreement.  Embarq entered into a separation and distribution agreement that generally requires Embarq and Sprint Nextel to indemnify each other and each other’s representatives and affiliates against certain liabilities. The separation and distribution agreement also contains the terms of the spin-off and certain covenants regarding cooperation to effect the transactions contemplated by the spin-off. The agreement also governs rights both Embarq and Sprint Nextel have to access certain of each other’s information following the spin-off. As of December 31, 2007, all material provisions of this agreement have been satisfied. As an ancillary agreement to the separation and distribution agreement, Embarq also entered into an employee matters agreement relating to certain compensation and employee benefit obligations with respect to Embarq’s current and former employees.

Tax Sharing Agreement.  In connection with the spin-off, Embarq entered into a tax sharing agreement with Sprint Nextel. The tax sharing agreement covers, among other things, Embarq’s and Sprint Nextel’s rights and obligations with respect to taxes for both the pre- and post-spin-off periods. As of December 31, 2007, settlement of the parties’ rights and obligations relating to certain pre-spin-off periods is still pending. Embarq has reflected the estimated amounts that may be due from or to Sprint Nextel, pursuant to this agreement in the Consolidated Balance Sheets. These estimates are based on preliminary calculations, which are still subject to further adjustment based on the agreed-upon processes to resolve these matters, including arbitration.

Under the tax sharing agreement, in order to preserve the tax-free treatment to Sprint Nextel of the spin-off, for specified periods of up to 30 months following the spin-off, Embarq may be prohibited, except in specified circumstances, from

•	Issuing, redeeming or being involved in other acquisitions of our equity securities;

•	Transferring significant amounts of our assets;

•	Amending our certificate of incorporation or bylaws;

•	Failing to comply with the IRS requirement for a spin-off that we engage in the active conduct of a trade or business after the spin-off; or

•	Engaging in other actions or transactions that could jeopardize the tax-free status of the spin-off.

A private letter ruling issued by the IRS after the spin-off provides Embarq with the flexibility to pursue open market repurchases of Embarq’s common stock without adversely affecting the tax-free status of Embarq’s spin-off from Sprint Nextel.

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

Embarq currently does not believe these prohibitions impose a significant constraint on Embarq’s flexibility to execute its existing strategy.

Intellectual Property Agreements.  In connection with the spin-off, Embarq entered into a patent agreement, software and proprietary information agreement and a trademark assignment and license agreement with Sprint Nextel. These agreements govern Embarq’s relationship with Sprint Nextel with respect to ownership of and use of intellectual property.

Transition Services Agreements.  Embarq entered into transition services agreements with Sprint Nextel under which both parties agreed to provide certain specified services to one another for up to two years following the spin-off. At December 31, 2007, Embarq has exited the majority of these agreements and it is expected that Embarq will exit the remaining agreements according to their terms.

Commercial Service Agreements.  Embarq and Sprint Nextel entered into commercial service agreements pursuant to which each company obtains services from one another. The principal agreements are described below:

•

Embarq entered into a non-exclusive wholesale agreement, which Embarq refers to as the MVNO agreement, with Sprint Nextel. Under this agreement, for a period of 7 years, Embarq is able to resell certain CDMA-based wireless voice and data services in Embarq’s local service territories.

•

Under a 5 year wholesale master services agreement with Sprint Nextel, which Embarq refers to as the long distance agreement, Embarq has the ability to market and sell our own branded wireline long distance voice and data services to consumer and small business customers. Under this agreement, Embarq must purchase a minimum of 95% of certain categories of our domestic and international long distance voice and data services from Sprint Nextel.

In addition to the MVNO agreement and long distance agreement, Embarq also entered into a sales agency agreement with Sprint Nextel to sell certain Sprint Nextel-branded wireless and wireline voice and data services to business customers and a teleservices agreement where Embarq purchases payphone and private branch exchange repair and refurbishing and reverse logistics services from Sprint Nextel. Embarq also entered into certain agreements with Sprint Nextel where Embarq is providing certain services to Sprint Nextel, including calling name database services, toll free rehome services and special access services.

Note 3. Commitments and Contingencies

Litigation, Claims and Assessments

Seven former manufactured gas plant sites have been identified that may have been owned or operated by entities acquired by Embarq’s subsidiary, Centel, before that company was acquired by Sprint Nextel. These sites are not currently owned or operated by either Sprint Nextel or Embarq. On three sites, Embarq and the current landowners are working with the EPA pursuant to administrative consent orders. Expenditures pursuant to the orders are not expected to be material. On five sites, including the three sites where the EPA is involved, Centel has entered into agreements with other potentially responsible parties to share costs. Further, Sprint Nextel has agreed to indemnify Embarq for most of any eventual liability arising from all seven of these sites.

In December 2007, a group of retirees filed a putative class action lawsuit in Kansas federal court, challenging the decision to make certain modifications to Embarq’s retiree benefits programs effective January 1, 2008. See Note 6, Employee Benefit Plans, for additional information. Defendants include Embarq Corporation, certain of its benefits plans, its Compensation Committee, and its plan administrator. Additional defendants include Sprint Nextel and certain of its benefits plans. In addition, complaints have been filed with the EEOC, asserting that the benefits plan changes are discriminatory. Embarq and other defendants intend to vigorously contest these claims and charges.

Various lawsuits, including putative class actions, regulatory proceedings against Embarq and other claims typical for a business enterprise are pending against or would otherwise impact the entities comprising Embarq. While it is not possible to determine the ultimate disposition of each of these proceedings and whether they will be resolved consistent with Embarq’s expectations, Embarq expects that the outcome of these proceedings, individually or in the aggregate, will not have a material adverse effect on its financial condition or results of operations.

Purchase Commitments

Embarq has minimum purchase commitments with various vendors through 2013. These outstanding commitments represent non-cancelable commitments to purchase goods and services, consisting primarily of network maintenance and equipment, information technology services, customer support provided by third parties and other expenses related to normal business operations. As of December 31, 2007, outstanding minimum fixed purchase commitments to be paid in future years were as follows:

(millions)
2008	$130
2009	42
2010	27
2011	25
2012	20
Thereafter	-

Amounts actually paid will likely be higher due to variable components of certain agreements which include hours contracted, subscribers and other factors. The total amounts of purchase commitments paid for the years ended December 31, 2007, 2006 and 2005 that had an original term in excess of one year were as follows:

	2007	2006	2005

	(millions)
Purchase commitments paid	$51	$17	$33

Leases

Embarq leases various equipment, office facilities, retail outlets, switching facilities, and other network sites. These leases, with few exceptions, provide for automatic renewal options and escalations that are either fixed or based on the consumer price index. Any rent abatements, along with rent escalations, are included in the computation of rent expense calculated on a straight-line basis over the lease term. The lease term for most leases includes the initial non-cancelable term plus at least one renewal period, as the exercise of the related renewal option or options is reasonably assured.

Embarq’s gross rental expense amounts for the years ended December 31, 2007, 2006 and 2005 were as follows:

	2007	2006	2005

	(millions)
Gross rental expense	$114	$108	$82

As of December 31, 2007, our minimum rental commitments for operating leases were as follows:

(millions)

2008	$37
2009	32
2010	24
2011	18
2012	11
Thereafter	17

Note 4. Long-term Debt and Financial Instruments

The following table summarizes Embarq’s long-term debt:

			As of December 31,

	Interest Rate	Maturing	2007	2006

			(millions)
Senior notes
Notes due 2013	6.7%	2013	$1,000	$1,000
Notes due 2016	7.1%	2016	2,000	2,000
Notes due 2036	8.0%	2036	1,485	1,485
Term credit facility	5.5% and 5.9%	2011	360	1,110
Revolving credit facility	5.4% and 5.9%	2011	410	200
Other	6.8% to 9.8%	2008 to 2025	623	663

Total debt			$5,878	$6,458
Current maturities			(99)	(37)

Total long-term debt			$5,779	$6,421

In connection with the spin-off, Embarq issued senior notes in an aggregate amount of $4.5 billion. The senior notes will mature in three tranches, with the earliest maturity in 2013. In addition to the senior notes issued, Embarq entered into a credit agreement with certain financial institutions. The credit agreement expires in May 2011 and originally consisted of a $1.6 billion term facility and a $1.5 billion revolving credit facility, with a $200 million sub-limit for letters of credit. The credit agreement provides for interest rates equal to a base rate of London Interbank Offered Rate (LIBOR), plus an applicable margin. The applicable margin is based on Embarq’s non-credit enhanced long-term senior unsecured debt rating. The credit agreement includes customary covenants that, among other things, require Embarq to maintain certain financial ratios and restrict its ability to incur additional indebtedness.

Various subsidiaries of Embarq have outstanding first mortgage bonds or unsecured debentures. This debt is included in “Other” in the above table. Each issue of first mortgage bonds is secured by substantially all of the property, plant and equipment of the issuing subsidiary. In the aggregate, approximately 55% of Embarq’s property, plant and equipment is pledged to secure one or more issues of first mortgage bonds. As of December 31, 2007, approximately $423 million of first mortgage bonds were outstanding.

Embarq was in compliance with all applicable financial covenants associated with Embarq’s borrowings. As of December 31, 2007, Embarq had letters of credit available under the revolving credit facility of approximately $29 million.

The following table represents scheduled principal payments of Embarq’s long-term debt as of December 31, 2007:

(millions)
2008	$99
2009	2
2010	2
2011	770
2012	-
Thereafter	5,005

In anticipation of issuing its senior notes at the time of spin-off, Embarq took steps in the 2005 fourth quarter to limit its interest rate risk by entering into hedge transactions. On May 12, 2006, the hedge instruments entered into in 2005 were terminated. The accumulated other comprehensive income (loss) associated with these hedges was $51 million, or $30 million net of tax, and was amortized using the effective interest method and reclassified to interest expense as a yield adjustment of the hedged semi-annual interest payment for ten years. As of December 31, 2007 and 2006, Embarq reclassified approximately $5 million and $3 million as a reduction of interest expense. At December 31, 2007, there were no outstanding derivatives.

Fair Value of Financial Instruments

The estimated fair value of long-term debt was $6.1 billion as of December 31, 2007, and was $6.6 billion as of December 31, 2006. These amounts reflect the present value of estimated future cash flows using a discount rate based on the risks involved. The carrying value of Embarq’s other financial instruments, primarily cash and equivalents, accounts receivable and accounts payable, approximate fair value as of December 31, 2007 and 2006, due to their short-term nature. Embarq has no significant concentrations of credit risk related to its accounts receivable. See Note 6, Employee Benefit Plans, and Note 7, Stock-based Compensation, for additional information related to fair value.

Note 5. Income Taxes

Embarq’s income tax expense (benefit) consisted of the following:

	For the Years Ended December 31,

	2007	2006	2005

	(millions)
Current income tax expense
Federal	$386	$441	$461
State	49	78	84

Total current	435	519	545

Deferred and non-current income tax expense (benefit)
Federal	(14)	(60)	25
State	(29)	(9)	8

Total deferred and non-current income tax expense (benefit)	(43)	(69)	33

Total	$392	$450	$578

The differences that caused Embarq’s effective income tax rates to vary from the 35% federal statutory rate for income taxes related to continuing operations were as follows:

	For the Years Ended December 31,

	2007	2006	2005

	(millions)
Income tax expense at the federal statutory rate	$376	$432	$515
Effect of:
State income taxes, net of federal income tax effect	26	46	60
Nonrecurring federal and state deferred tax adjustments, net	(12)	(16)	-
Other, net	2	(12)	3

Income tax expense	$392	$450	$578

Effective income tax rate	36.5%	36.5%	39.3%

In 2007, Embarq’s modified its legal entity structure, which resulted in state income tax expense being reduced by $14 million and a nonrecurring deferred tax adjustment of $6 million. Also, a favorable state ruling in 2007 resulted in a nonrecurring deferred tax adjustment of $6 million. In 2006, nonrecurring deferred tax adjustments of approximately $16 million were required to properly reflect our deferred income tax liabilities. In addition, other, net in 2006 included $7 million in favorable deferred tax adjustments stemming from enacted state legislation.

Income tax expense (benefit) allocated to other items was as follows:

	For the Years Ended December 31,

	2007	2006	2005

	(millions)
Amortization of employee benefit plans prior service costs and actuarial loss (1)	$4	$-	$-
Amendments to and remeasurements of employee benefit plans (1)	150	-	-
Cumulative effect of change in accounting principle	-	-	(10)
Additional minimum pension liability (1)	-	321	9
SFAS No. 158 adoption (1)	-	(248)	-
Unrealized holding gains on cash flow derivatives (1)	-	27	(6)
Amortization of cash flow derivatives (1)	(1)	(2)	-

(1)	These amounts have been recorded directly in accumulated other comprehensive income (loss).

Embarq recognizes deferred income taxes for the temporary differences between the carrying amounts of its assets and liabilities for financial statement purposes and their tax bases. The sources of the differences that give rise to deferred income tax assets and liabilities, along with the income tax effect of each, were as follows:

	As of December 31,

	2007		2006

	Current	Noncurrent	Current	Noncurrent

	(millions)
Deferred Tax Assets
Benefit plan obligations	$-	$79	$-	$261
Accruals and other liabilities	73	11	70	19
Stock based compensation	-	33	-	26
Net operating loss carryforward	-	35	-	8
Intangibles	-	29	-	33
Other, net	3	16	3	7

Total deferred tax assets before valuation allowance	76	203	73	354
Valuation allowance	-	(10)	-	(7)

Total deferred tax assets	76	193	73	347

Deferred Tax Liabilities
Property, plant and equipment	-	1,323	-	1,414

Total deferred tax liabilities	-	1,323	-	1,414

Current Deferred Tax Asset	$76	$-	$73	$-

Noncurrent Deferred Tax Liability	$-	$1,130	$-	$1,067

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

At December 31, 2007, Embarq did not have any federal net operating loss carryforwards. However, Embarq had state net operating loss carryforwards of approximately $545 million. Related to these loss carryforwards are state tax benefits of $35 million before consideration of valuation allowance. The loss carryforwards expire in varying amounts through 2026.

Management believes it is more likely than not that these deferred income tax assets, net of the valuation allowance, will be realized based on current income tax laws and expectations of future taxable income stemming from the reversal of existing deferred tax liabilities or ordinary operations. Uncertainties surrounding income tax law changes, shifts in operations between state taxing jurisdictions and future operating income levels may, however, affect the ultimate realization of all or some of these deferred income tax assets. When Embarq evaluated these and other qualitative factors and uncertainties concerning its industry, it was determined that they provide continuing evidence requiring the valuation allowance, which we recognize related to the realization of the tax benefit of the net operating loss carryforwards as of December 31, 2007.

FIN 48

As of January 1, 2007, Embarq adopted FIN 48 by analyzing uncertain tax positions for tax periods prior and subsequent to spin-off. The total amount of unrecognized tax benefits related to these positions was $301 million, primarily related to the classification of USF receipts as taxable income. While the ultimate recognition of USF receipts is highly certain, there is uncertainty about the timing of such recognition. Of the $301 million, approximately $55 million represented uncertain tax positions that could result in a potential future obligation. The remaining $246 million represents refund claims. Due to the uncertainty of these refund claims, Embarq has not recognized the impact to current or deferred taxes in its consolidated financial statements.

As of December 31, 2007, the total liability for uncertain tax positions was $96 million. The total amount of unrecognized tax benefit changes through 2007 was as follows:

(millions)
Unrecognized tax benefits as of January 1, 2007	$301
Increase (decrease) as a result of tax positions taken in prior years	33
Increase (decrease) as result of tax positions taken during the current year	14
Decrease related to settlements with taxing authorities	(8)

Unrecognized tax benefits as of December 31, 2007	$340

Embarq expects it is reasonably possible the liability for uncertain tax positions related to USF will increase by $10 million to $15 million in 2008.

It is reasonably possible that settlements will be made with various tax authorities related to tax positions taken on prior year returns. These positions relate to tax accounting methods and consolidated state income tax return positions. Embarq expects that the negotiated settlement of these matters will result in a $35 million to $40 million reduction of the unrecognized tax benefit in 2008.

Additionally, Embarq has unrecognized tax benefits related to various other tax positions that are not individually significant. Embarq believes that it is reasonably possible that these items may be settled during 2008 resulting in a reduction of the unrecognized tax benefit up to $7 million.

For years before 1990, Embarq is generally no longer subject to examination by U.S. federal, state, and local tax authorities, either as a component of Sprint Nextel’s income tax returns or on a stand-alone basis.

The total amount of unrecognized tax benefit that, if recognized, would impact the effective tax rate was $23 million for these tax positions.

Note 6. Employee Benefit Plans

Assets and liabilities recognized in the Consolidated Balance Sheets relating to Embarq’s various employee benefit plans were as follows:

	As of December 31,

	2007	2006

	(millions)
Prepaid pension asset	$108	$-

Benefit plan obligations
Defined benefit pension liability	$32	$59
Postretirement benefit liability	219	557
Other benefit obligations	69	69

Total	$320	$685

Embarq’s Defined Benefit Pension Plans

Concurrent with the spin-off, Embarq established a noncontributory defined benefit pension plan. Pension benefits for plan participants represented by a collective bargaining agreement are based on negotiated schedules. All other participants’ pension benefits are based on each individual participant’s years of service and compensation. Embarq also established certain other nonqualified defined benefit plans to provide supplemental benefits to certain executives. Embarq uses a December 31 measurement date for the plans.

Embarq initially measured the plans at May 17, 2006, based on actual plan assets and their respective accrued benefit obligations transferred from Sprint Nextel. Upon the final measurements, an additional $326 million in pension obligation was transferred to Embarq from Sprint Nextel, which was recognized through paid-in capital. In addition, Embarq’s pension plan assets exceeded the accumulated benefit obligation and required the elimination of the additional minimum pension liability of $917 million that was recorded as of December 31, 2005.

The following table presents information related to Embarq’s defined benefit pension plans since their initial measurements:

(millions)	Expense	Projected Benefit Obligation	Plan Assets	Funded Status	Unrecognized Net Loss (1)	Unrecognized Prior Service Cost (1)	Unamortized Transition Asset (1)	Accumulated Other Comp. Income Recognized (1)
May 17, 2006	$-	$(3,148)	$3,089	$(59)	$742	$74	$(1)	$815
Service cost	31	(31)	-	(31)	-	-	-	-
Interest cost	121	(121)	-	(121)	-	-	-	-
Expected return on assets	(166)	-	-	-	166	-	-	166
Amortization of actuarial losses	24	-	-	-	(24)	-	-	(24)
Amortization of prior service cost	10	-	-	-	-	(10)	-	(10)
Actuarial losses	-	(84)	-	(84)	84	-	-	84
Plan amendments (2)	-	(15)	-	(15)	-	15	-	15
Actual return on assets	-	-	249	249	(249)	-	-	(249)
Benefit payments	-	106	(106)	-	-	-	-	-
Employer contributions	-	-	2	2	-	-	-	-
December 31, 2006 (3)	20	(3,293)	3,234	(59)	719	79	(1)	797
Service cost	55	(55)	-	(55)	-	-	-	-
Interest cost	199	(199)	-	(199)	-	-	-	-
Expected return on assets	(263)	-	-	-	263	-	-	263
Amortization of actuarial losses	46	-	-	-	(46)	-	-	(46)
Amortization of prior service cost	16	-	-	-	-	(16)	-	(16)
Actuarial gains	-	10	-	10	(10)	-	-	(10)
Plan amendments (2)	-	(12)	-	(12)	-	12	-	12
Actual return on assets	-	-	314	314	(314)	-	-	(314)
Benefit payments	-	207	(207)	-	-	-	-	-
Employer contributions	-	-	77	77	-	-	-	-
December 31, 2007 (4)	$53	$(3,342)	$3,418	$76	$612	$75	$(1)	$686

(1)	The adoption of SFAS No. 158 on December 31, 2006, required the pension obligation recognized to equal the funded status of the plans as measured by the difference between the projected benefit obligations and the plans asset values. This resulted in an increase in the obligation of $797 million. In combination with the associated deferred tax impact of $307 million, this adjustment reduced stockholder’s equity by $490 million.

(2)	Plan amendments were a result of collective bargaining agreement renewals, which impacted certain union employee benefit schedules.

(3)	The accumulated benefit obligation was $3,179 million at December 31, 2006.

(4)	The accumulated benefit obligation was $3,228 million at December 31, 2007.

Plan Asset Allocations	Actual	Targeted	Expected Future Benefit Payments
				(millions)
Equity securities	57%	50% to 65%	2008	$196

Debt securities	23%	15% to 30%	2009	201

Real estate	10%	5% to 15%	2010	209

Other	10%	5% to 15%	2011	219

Total	100%	100%	2012	230

			2013-2017	1,320

Embarq’s investment strategy is to maintain a diversified asset portfolio in order to provide a nominal long-term rate of return. The expected rate of return on plan assets was determined through evaluation of information obtained from investment advisors corroborated with peer data for reasonableness.

Embarq is planning to contribute approximately $75 million to its defined benefit pension plans in 2008.

Embarq’s Postretirement Benefit Plans

Concurrent with spin-off, Embarq established its own postretirement benefit plans that provide postretirement benefits, principally medical and life insurance, to its eligible former employees. The plans allow eligible employees retiring before certain dates to benefits at no or reduced cost. Employees retiring after certain dates are eligible for benefits on a shared cost basis. Embarq generally funds and expects to continue funding its postretirement obligations as benefits are paid. Embarq uses a December 31 measurement date for the plans.

Embarq initially measured the plans at May 17, 2006, based on actual plan assets and their respective accrued benefit obligations transferred from Sprint Nextel. Upon final measurements, an additional postretirement liability of $16 million was transferred to Embarq from Sprint Nextel, which was recognized through paid-in capital.

During the second quarter of 2007, Embarq amended its other postretirement medical and life insurance plans. Effective January 1, 2008, Embarq eliminated medical coverage and Medicare premium subsidies for Medicare-eligible retirees and Medicare-eligible beneficiaries and capped the maximum amount of life insurance benefits through the company-sponsored plan for qualified retirees at $10 thousand. In addition, effective September 1, 2007, Embarq eliminated company-provided life insurance coverage for retirees who also have benefits through a separate subsidiary company-sponsored plan. In December 2007, a group of retirees filed a putative class action lawsuit in Kansas federal court, challenging this decision. See Note 3, Commitments and Contingencies, for additional information.

The amendment caused Embarq to remeasure these postretirement benefit plans as of June 30, 2007. The accumulated postretirement benefit obligations were reduced by $301 million with a corresponding increase in accumulated other comprehensive income (loss), net of tax. The reduction in the obligation will be amortized to other postretirement benefit cost over the remaining average life of retirees.

The following table presents information related to the Embarq’s postretirement benefit plans since their initial measurements:

(millions)	Expense	Accumulated Projected Benefit Obligation	Plan Assets	Funded Status	Unrecognized Net Loss (1)	Unrecognized Prior Service Cost (1)	Unamortized Transition Asset (1)	Accumulated Other Comp. Income Recognized (1)
May 17, 2006	$-	$(601)	$43	$(558)	$173	$(350)	$(6)	$(183)
Service cost	5	(5)	-	(5)	-	-	-	-
Interest cost	23	(23)	-	(23)	-	-	-	-
Expected return on assets	(2)	-	-	-	2	-	-	2
Amortization of actuarial losses	11	-	-	-	(11)	-	-	(11)
Amortization of prior service cost	(37)	-	-	-	-	37	-	37
Employer contributions	-	-	27	27	-	-	-	-
Benefit payments	-	28	(28)	-	-	-	-	-
Actual return on assets		-	4	4	(4)	-	-	(4)
Actuarial gains or losses	-	(2)	-	(2)	2	-	-	2
December 31, 2006	-	(603)	46	(557)	162	(313)	(6)	(157)
Service cost	8	(8)	-	(8)	-	-	-	-
Interest cost	26	(26)	-	(26)	-	-	-	-
Expected return on assets	(3)	-	-	-	3	-	-	3
Amortization of prior service cost	(68)	-	-	-	-	68	-	68
Amortization of actuarial losses	15	-	-	-	(15)	-	-	(15)
Amortization of transition asset	(1)	-	-	-	-	-	1	1
Employer contributions	-	-	37	37	-	-	-	-
Benefit payments	-	39	(39)	-	-	-	-	-
Plan amendments	-	301	-	301	-	(301)	-	(301)
Actual return on assets	-	-	3	3	(3)	-	-	(3)
Actuarial gains or losses	-	31	-	31	(31)	-	-	(31)
December 31, 2007	$(23)	$(266)	$47	$(219)	$116	$(546)	$(5)	$(435)

(1)	The adoption of SFAS No. 158 as of December 31, 2006, required the post-retirement benefit obligation recognized to equal the funded status of the plans as measured by the difference between the accumulated projected benefit obligation and the plan asset value. This resulted in a decrease in the obligation of $157 million. In combination with the associated deferred tax impact of $59 million, this adjustment increased stockholder’s equity by $98 million.

Plan Asset Allocations	Actual	Expected Future Benefit Payments
			(millions)
Equity securities	67%	2008	$32

Debt securities	33%	2009	27

Total	100%	2010	24

		2011	23

		2012	20

		2013-2017	104

Embarq is planning to contribute approximately $30 million to their postretirement benefit plans in 2008.

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

The following weighted average assumptions were used to determine the benefit obligation and net benefit costs related to the defined benefit pension plans and postretirement benefit plans:

	2007	2006

Benefit obligation assumptions
Discount rate	6.3%	6.1%
Rate of compensation increase	4.0%	4.0%
Health care cost increases in the following year	7.9%	8.6%

Net benefit cost assumptions
Discount rate (1)	6.1%	6.4%
Rate of compensation increase	4.0%	4.3%
Long-term expected return on plan assets	8.5%	8.8%
Health care cost increases in the current year	8.6%	9.3%

(1)	The June 30, 2007, remeasurement of the other postretirement benefit expense used a discount rate of 6.4%

The ultimate assumed health care trend rate used in calculating the benefit obligation and net benefit costs for 2007 and 2006 was 5% and is expected to be reached in 2012.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% change in assumed health care cost trend rates would have the following effects:

	2007	2006

	(millions)
Health Care Cost Trend Rate Sensitivity:
Effect on service and interest cost – 1% increase	$1	$1
Effect on service and interest cost – 1% decrease	(1)	(1)
Effect on APBO – 1% increase	4	30
Effect on APBO – 1% decrease	(4)	(26)

Subsequent to the adoption of SFAS No. 158, the amount recognized in accumulated other comprehensive income (loss) related to Embarq’s defined benefit pension plans and postretirement benefit plans was equivalent to the unrecognized net loss, unrecognized prior service cost (credit) and the unamortized transition asset for each respective plan at December 31, 2007. The total amount of amortization related to these items that are expected to be recognized into net periodic benefit cost in 2008 is as follows:

	Defined Benefit Pension Plan	Postretirement Benefits

	(millions)
Amortization of net losses	$25	$12
Amortization of prior service cost (credit)	17	(53)
Amortization of net transition asset	-	(1)

Defined Contribution Plans

Embarq has defined contribution employee savings plans. Participants may contribute portions of their pay to the plans. Embarq matched contributions for non-union employees and union-represented employees in cash. For certain other union-represented employees, Embarq matched contributions in company stock. Embarq may, at the discretion of the Employee Benefits Committee, and subject to a respective collective bargaining agreement provide matching contributions based on the performance of Embarq stock compared to the Dow Jones US Telecommunications Total Return Index. The matching contribution was equal to 25% of participants’ contributions, up to 6% of their pay, in 2007 and was equal to 28% of participants’ contributions, up to 6% of their pay, in 2006. Embarq recognized expense of $10 million for 2007 and $8 million for 2006 related to these plans.

Allocated Benefit Plan Costs

Before spin-off, a substantial number of Embarq employees were covered as part of Sprint Nextel’s noncontributory defined benefit pension plan and postretirement benefit plans. Embarq was allocated plan assets, benefit obligations and net periodic benefit costs from Sprint Nextel related to individuals that could be identified as supporting Embarq’s operations. The following table summarizes the total benefit plan costs reflected in Embarq’s Consolidated Statements of Operations and Comprehensive Income.

	For the Years Ended December 31,

	2006	2005

	(millions)
Allocated defined benefit pension cost	$20	$64
Allocated postretirement benefit cost	2	16

Before spin-off, certain Embarq employees participated in Sprint Nextel’s defined contribution plan, which had similar matching contributions to Embarq’s plan. Prior to 2006, Sprint Nextel matched participants’ contributions in Sprint Nextel stock. Embarq recognized allocated contribution charges of $5 million for the pre-spin-off 2006 period and $15 million in 2005.

Other Benefit Obligations

Other benefit obligations recognized in the Consolidated Balance Sheets, mainly represent certain long-term disability obligations recognized in accordance with SFAS No. 112, Employers’ Accounting for Postemployment Benefits.

Note 7. Stock-based Compensation

Share-based Payment Plans

Under the Embarq Corporation 2006 Equity Incentive Plan, Embarq can grant a wide range of awards related to Embarq common stock, including stock options, nonvested stock and stock units, otherwise referred to as restricted stock and stock units, stock appreciation right awards, performance share awards and performance unit awards to Embarq’s directors and employees. Under the 2006 Plan, 24.5 million common shares were reserved for issuance, of which approximately 12.3 million common shares remained available at December 31, 2007. The Compensation Committee of the Board of Directors of Embarq (the Compensation Committee) may award options to purchase common stock and set all the terms and conditions of the options, except that the option exercise price per share shall be no less than the fair market value of a share of common stock on the date of grant. In addition, the Compensation Committee has discretion to set the vesting schedule for the options which can have a term not to exceed ten years and may establish the terms and conditions of the awards including the satisfaction of performance and market goals.

Beginning in the fourth quarter of 2006, Embarq began offering an Employee Stock Purchase Plan, which allows eligible employees to deduct up to 20% of eligible compensation to purchase common shares of stock at a price equal to 90% of its market value on the last trading day of each quarter. The aggregate number of shares an employee may purchase cannot exceed 15 thousand shares or the equivalent of $25 thousand in any calendar year, subject to limitations imposed by Section 423 of the Internal Revenue Code. Under this plan, 0.9 million common shares were reserved for issuance, of which approximately 0.7 million remained available at December 31, 2007.

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

The weighted average grant date fair value was $12.02 in 2007 and $13.62 in 2006 for all options converted or granted. These fair values were based on the following weighted average assumptions:

	2007	2006

Risk-free interest rate	4.7%	5.0%
Expected dividend yield	3.5%	4.4%
Expected volatility	24.4%	22.5%
Expected term (years)	6.0	4.7

A summary of the activity related to Embarq’s stock options for 2007 is presented below:

	Options	Weighted Average Exercise Price

	(millions)
Beginning balance outstanding	9.2	$51.04
Granted	0.9	56.46
Exercised	2.8	38.63
Forfeited/expired	0.9	56.44

Ending balance outstanding	6.4	$56.51

The total amount of options exercisable and expected to vest, net of expected forfeitures, at December 31, 2007, was:

	Options	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term	Weighted Average Exercise Price

	(millions)
Exercisable	4.5	$24.1	3.4	$60.24
Expected to vest, net of expected forfeitures	1.9	$7.4	8.1	$47.72

The consolidated financial statement impact related to stock options exercised was as follows:

	For the Years Ended December 31,

	2007	2006

	(millions)
Cash received	$109	$21
Tax benefit realized	22	3
Intrinsic value	60	8

During 2007, approximately 1.0 million stock options with a weighted average fair value of $11.62 became fully vested. During 2006, approximately 0.1 million stock options with a weighted average fair value of $18.93 became fully vested. As of December 31, 2007, there was $11 million of total unrecognized compensation cost related to unvested stock options that is expected to be recognized over a weighted-average period of 0.7 years.

Restricted Stock Units

Prior to 2007, the fair value for restricted stock units where vesting was dependent only on service was calculated using the average of the high and low price of Embarq stock on the day of grant. Beginning in 2007, the fair value of such awards was calculated using the closing stock price on the day of grant. During 2007, Embarq granted restricted stock units that contained market conditions that affect factors other than vesting. The fair value of these awards was determined based on their expected outcome as of the grant date.

The weighted average grant date fair value for restricted stock units granted in 2007 was $55.41 and $43.86 in 2006. A summary of the activity related to the restricted stock units 2007 was as follows:

	Unit Award	Weighted Average Fair Value

	(millions)
Beginning balance nonvested	2.0	$43.85
Granted	0.8	55.41
Vested	0.7	47.54
Forfeited	0.5	47.83

Ending balance nonvested	1.6	$46.87

In February 2007, Embarq granted 0.5 million restricted stock units that had performance and market provisions which could result in the initial number of awards granted being increased up to 200% or decreased to zero. The conversion ratios related to these awards are equally weighted to the performance and market conditions for the two and three year performance periods ended December 31, 2008 and 2009.

As of December 31, 2007, there was $20 million of total unrecognized compensation cost related to restricted stock units that is expected to be recognized over a weighted-average period of 0.9 years.

The total intrinsic value of restricted stock units vested during 2007 was $8 million and $1 million in 2006.

Compensation Expense

After the spin-off, stock-based compensation expense was calculated on the direct method based on each employee’s individual grant. Before the spin-off, stock-based compensation expense was allocated to Embarq by Sprint Nextel based on the total Embarq employee headcount as a percentage of Sprint Nextel’s total employees.

A summary of the total expense and income tax benefit related to our equity plans for the years ended December 31, 2007, 2006 and 2005 were as follows:

	For the Years Ended December 31,

	2007	2006	2005

	(millions)
Compensation Expense
Pre spin-off allocated expense	$-	$22	$49
Post spin-off direct expense	50	31	-

Total	$50	$53	$49

Income Tax Benefit
Pre spin-off allocated expense	$-	$8	$18
Post spin-off direct expense	18	11	-

Total	$18	$19	$18

Resignation of Chief Executive Officer (CEO)

In December 2007, Embarq’s CEO resigned resulting in the forfeiture of 0.6 million stock options and 0.4 million restricted stock units. These forfeitures resulted in the reversal of $12 million in compensation expense recognized in 2007 and prior years and reduced unearned compensation expense by $11 million as of December 31, 2007.

Resignation of Chief Operating Officer (COO)

On December 19, 2006, Embarq entered into a general release and agreement with the COO, which eliminated that position. Embarq recognized $8 million of stock-based compensation expense associated with this event.

The general release and agreement provided that Embarq will vest those portions of the former COO’s equity grants that remain unvested at the end of his 18 month severance period, which included 43,043 stock option awards and 63,045 restricted stock unit awards. This was considered to be a modification of vesting terms requiring a revaluation of the modified awards. The fair value for the modified stock options was $11.37 per option and $51.22 per unit for the restricted stock units. Of the total $8 million stock compensation charge recognized related to this event, approximately $4 million was the value associated with the modified awards.

Spin-off from Sprint Nextel

The employee matters agreement provided that at spin-off, Sprint Nextel options held by Embarq employees would be converted into options to purchase shares of Embarq common stock. At spin-off, Embarq employees held approximately 15 million Sprint Nextel stock options which were converted into approximately 8 million Embarq stock options. These options had substantially the same terms and conditions as the terms and conditions of the underlying Sprint Nextel options. Additionally, a special equity award of Embarq restricted stock units was granted to Embarq employees who had their Sprint Nextel options converted into Embarq options. These awards vest over a three year service period and were valued at the closing market value of Embarq stock on the first business day following the grant date. No incremental compensation expense resulted from this modification event.

Pursuant to the employee matters agreement, Sprint Nextel and Embarq employees retained any restricted stock and restricted stock units issued by Sprint Nextel. To compensate for the loss in value of these units related to the spin-off, the holders of these awards were issued pro rata one Embarq award for every 20 Sprint Nextel awards held. The terms and conditions of the Embarq awards were substantially the same as the terms and conditions of the corresponding Sprint Nextel awards and vest over the remaining term of the Sprint Nextel awards. Embarq will recognize the minimal incremental compensation cost related to this modification event over the remaining vesting period of the awards.

Note 8. Business Segment Information

Embarq has two segments, Telecommunications and Logistics. The Telecommunications segment provides, both directly and through wholesale and sales agency relationships, local and long distance voice, data, high-speed Internet, satellite video, wireless and other communications-related products and services to consumer and business customers primarily within Embarq’s local service territories in 18 states. The Telecommunications segment also provides access to Embarq’s local network and other wholesale communications services to customers, including other carriers. The Logistics segment engages in wholesale product distribution, logistics and configuration services to third parties.

Embarq manages its segments to the operating income level. Items such as interest, other income and expense, or income taxes are managed at the consolidated level. The reconciliation for operating income to net income is shown on the face of the accompanying Consolidated Statements of Operations and Comprehensive Income.

The financial information by operating segment as of and for the years ended December 31, 2007, 2006 and 2005, were as follows:

	Telecommunications	Logistics	Consolidated

	(millions)
2007
Service revenues
Voice	$4,238	$-	$4,238
Data	765	-	765
High-speed Internet	489	-	489
Wireless	51	-	51
Other	243	-	243

Total service revenues	5,786	-	5,786
Product revenues	113	466	579

Total net operating revenues	5,899	466	6,365
Depreciation	1,048	9	1,057
Operating expenses	4,393	468	4,861
Operating income (loss)	1,506	(2)	1,504
Operating margin	26%	-%	24%
Capital expenditures	827	2	829
Total assets	8,792	109	8,901

	Telecommunications	Logistics	Consolidated

	(millions)
2006
Service revenues
Voice	$4,346	$-	$4,346
Data	706	-	706
High-speed Internet	393	-	393
Wireless	7	-	7
Other	270	-	270

Total service revenues	5,722	-	5,722
Product revenues	111	530	641

Total net operating revenues	5,833	530	6,363
Related party revenues	124	14	138
Depreciation	1,016	11	1,027
Operating expenses	4,273	546	4,819
Operating income (loss)	1,560	(16)	1,544
Operating margin	27%	(3)%	24%
Capital expenditures	921	2	923
Total assets	8,924	195	9,119

	Telecommunications	Logistics	Consolidated

	(millions)
2005
Service revenues
Voice	$4,265	$-	$4,265
Data	657	-	657
High-speed Internet	310	-	310
Other	334	-	334

Total Service revenues	5,566	-	5,566
Product revenues	125	563	688

Total net operating revenues	5,691	563	6,254
Related party revenues	374	54	428
Depreciation	967	12	979
Operating expenses	4,098	604	4,702
Operating income (loss)	1,593	(41)	1,552
Operating margin	28%	(7)%	25%
Capital expenditures	823	5	828
Total assets	9,009	212	9,221

Note 9. Supplemental Cash Flow Information and Non-Cash Activities

Embarq’s supplemental cash flow information and non-cash activities were as follows:

	2007	2006	2005

	(millions)
Supplemental Cash Flow Information
Cash paid for interest, net of amounts capitalized	$437	$290	$86
Cash paid for income taxes	449	348	549
Non-Cash Activities
Capital expenditure accrual	$1	$3	$-
Dividend accrual	2	-	-
Extinguishment of debt	3	-	-
Issuance of treasury stock to the Employee Stock Purchase Plan	2	-	-
Transactions with Sprint Nextel associated with spin-off:
Distribution of senior notes	-	(4,485)	-
Transfer of notes receivable	-	460	-
Transfer and subsequent adjustment of property, plant and equipment, net	4	313	-
Transfer of post-retirement and other benefit obligations	-	(358)	-
Elimination of additional minimum pension liability and pension intangible	-	837	-
Transfer and subsequent adjustment of other assets and liabilities, net	(2)	35	-
Deferred taxes related to assets and liabilities transferred and subsequently adjusted	1	(53)	-

Note 10. Recently Issued Accounting Pronouncements

SFAS No. 157, Fair Value Measurements – this standard provides enhanced guidance for using fair value to measure assets and liabilities on the balance sheet by clarifying the definition of fair value and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. This standard is effective for fiscal years beginning after November 15, 2007, for assets and liabilities measured at fair value on a recurring basis and for fiscal years beginning after November 15, 2008, for assets and liabilities that are not required or permitted to be measured on a recurring basis. The adoption of this standard is not expected to have a material effect on Embarq’s financial condition or results of operations.

Note 11. Sale of Exchanges

In the 2006 first quarter, Embarq finalized the sale of 13 exchanges including approximately 5,200 access lines in north central Kansas for approximately $18 million in cash. This sale resulted in a pre-tax gain of approximately $6 million and was reflected as a reduction of selling, general and administrative expense in the Consolidated Statements of Operations and Comprehensive Income.

In the 2006 fourth quarter, Embarq finalized the sale of 12 exchanges in north central Kansas, serving approximately 5,400 access lines. Proceeds from this sale were approximately $17 million, which generated a pre-tax gain of $6 million. This gain was reflected as a reduction of selling, general and administrative expense in the Consolidated Statements of Operations and Comprehensive Income.

Note 12. Quarterly Financial Data (Unaudited)

	2007 Quarters

	1st	2nd	3rd	4th

	(millions, except per share data)
Net operating revenue	$1,589	$1,605	$1,594	$1,577
Operating income	371	400	363	370
Net income	160	176	157	190
Basic earnings per share	1.07	1.16	1.02	1.24
Diluted earnings per share	1.05	1.15	1.01	1.23

	2006 Quarters

	1st (1)	2nd (1)	3rd	4th

	(millions, except per share data)
Net operating revenue	$1,561	$1,579	$1,606	$1,617
Operating income	366	406	366	406
Net income	214	216	160	194
Basic earnings per share	1.44	1.45	1.07	1.30
Diluted earnings per share	1.42	1.44	1.06	1.28

(1)	Pro forma earnings per share information. See Note 1, Background, Basis of Presentation and Significant Accounting Policies, for additional information.

Note 13. Subsequent Events

Dividend Declaration

In January 2008, Embarq declared a dividend of $0.6875 per share payable on March 31, 2008, to stockholders of record on March 10, 2008. The declaration and payment of future dividends to holders of Embarq common stock is at the discretion of Embarq’s board of directors, and depends upon many factors, including Embarq’s financial condition, results of operations, growth prospects, funding requirements, applicable law and other factors the board of directors deems relevant.

Repurchase of Common Stock

In January 2008, Embarq’s board of directors authorized a program for the repurchase of common stock for an aggregate purchase price of up to $500 million that will expire on June 30, 2009. Embarq anticipates purchasing shares either in the open market or through private transactions, depending on market conditions and other factors, in accordance with applicable securities laws.

Stock-based Compensation

On February 27, 2008, Embarq’s Compensation Committee approved the grant of 0.4 million restricted stock units related to the 2007 short-term incentive program to certain non-executive employees. These grants vest in December 2008 and are expected to result in Embarq recognizing approximately $17 million in compensation expense during 2008.

EMBARQ CORPORATION

SCHEDULE II—CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2007, 2006 and 2005

	Balance Beginning of Period	Charged to income	Other Deductions(1)	Balance End of Period

	(millions)
December 31, 2007
Allowance for doubtful accounts	$53	$94	$87	$60
Revenue reserve	28	92	59	61
Valuation allowance – Deferred tax asset	7	3	-	10
December 31, 2006
Allowance for doubtful accounts	$57	$55	$59	$53
Revenue reserve	24	36	32	28
Valuation allowance – Deferred tax asset	2	5	-	7
December 31, 2005
Allowance for doubtful accounts	$61	$54	$58	$57
Revenue reserve	48	60	84	24
Valuation allowance – Deferred tax asset	2	-	-	2

(1)	Accounts written off and billing disputes resolved, net of recoveries.