Form 10-Q
period 2008-03-31
Embarq CORP
filed 2008-05-01
CIK 1350031

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

COMMON SHARES OUTSTANDING AT APRIL 25, 2008:

COMMON STOCK: 147,543,364

EMBARQ CORPORATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

EMBARQ CORPORATION

CONSOLIDATED BALANCE SHEETS

(millions, except per share data)

	As of March 31, 2008	As of December 31, 2007
	(Unaudited)
Assets
Current assets
Cash and equivalents	$52	$69
Accounts receivable, net of allowance for doubtful accounts of $58 and $60	579	616
Inventories, net	128	138
Deferred tax assets	80	76
Prepaid expenses and other current assets	102	87

Total current assets	941	986
Gross property, plant and equipment	20,886	20,802
Accumulated depreciation	(13,227)	(13,054)

Net property, plant and equipment	7,659	7,748
Goodwill	27	27
Prepaid pension asset	126	108
Other assets	35	32

Total	$8,788	$8,901

Liabilities and Stockholders’ Equity
Current liabilities
Current maturities of long-term debt	$99	$99
Accounts payable	404	387
Payroll and employee benefits	140	208
Accrued income taxes	153	27
Accrued operating taxes	90	97
Deferred revenue	200	202
Accrued interest	136	56
Other current liabilities	107	122

Total current liabilities	1,329	1,198
Noncurrent liabilities
Long-term debt	5,575	5,779
Deferred income taxes	1,124	1,130
Benefit plan obligations	320	320
Other noncurrent liabilities	207	210

Total noncurrent liabilities	7,226	7,439
Stockholders’ equity
Preferred stock, $.01 par value; 200 shares authorized; no shares issued	—	—
Common stock, $.01 par value; 1,250 shares authorized; 153.5 and 153.1 shares issued; 150.2 and 153.1 shares outstanding	2	2
Paid-in capital	(232)	(231)
Retained earnings	728	623
Accumulated other comprehensive income (loss)	(130)	(130)
Treasury stock, 3.3 and no shares held in treasury	(135)	—

Total stockholders’ equity	233	264

Total	$8,788	$8,901

See accompanying Condensed Notes to Consolidated Financial Statements (Unaudited)

EMBARQ CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

(millions, except per share data)

	Year to Date March 31,
	2008	2007
Net Operating Revenues
Service revenues	$1,433	$1,458
Product revenues	138	131

Total net operating revenue	1,571	1,589

Operating Expenses
Cost of services	390	417
Cost of products	138	127
Selling, general and administrative	358	404
Depreciation	251	270

Total operating expenses	1,137	1,218

Operating Income	434	371
Interest expense	104	109
Other (income) expense, net	(1)	—

Income Before Income Taxes	331	262
Income tax expense	119	102

Net Income	$212	$160

Amortization of employee benefit plans prior service cost and actuarial losses, net of tax	(1)	(2)
Amortization of cash flow derivatives, net of tax	1	1

Comprehensive Income, Net of Tax	$212	$161

Earnings per common share
Basic	$1.39	$1.07

Diluted	$1.38	$1.05

Weighted average common shares outstanding
Basic	152.7	150.2
Potentially dilutive shares under equity incentive plans	1.4	2.2

Diluted	154.1	152.4

See accompanying Condensed Notes to Consolidated Financial Statements (Unaudited)

EMBARQ CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(millions)

	Year to Date March 31,
	2008	2007
Operating Activities
Net income	$212	$160
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	251	270
Provision for losses on accounts receivable	21	17
Deferred and noncurrent income taxes	(20)	(36)
Stock-based compensation expense	9	14
Net losses (gains) on sales of assets	—	(3)
Other, net	11	11
Changes in assets and liabilities:
Accounts receivable	16	14
Inventories and other current assets	(15)	(28)
Accounts payable and other current liabilities	133	75
Noncurrent assets and liabilities, net	(25)	(14)

Net cash provided by operating activities	593	480

Investing Activities
Capital expenditures	(179)	(183)
Proceeds from construction reimbursements	2	3
Proceeds from sales of assets	2	17

Net cash used by investing activities	(175)	(163)

Financing Activities
Principal payments on long-term debt	—	(210)
Borrowings under revolving credit agreement	230	50
Repayments under revolving credit agreement	(435)	(200)
Proceeds from common stock issued	4	35
Repurchase of common stock	(115)	(2)
Dividends paid to stockholders	(107)	(4)
Tax effects of stock-based compensation	(3)	5
Other, net	(9)	2

Net cash used by financing activities	(435)	(324)

Decrease in Cash and Equivalents	(17)	(7)
Cash and Equivalents at Beginning of Period	69	53

Cash and Equivalents at End of Period	$52	$46

See accompanying Condensed Notes to Consolidated Financial Statements (Unaudited)

EMBARQ CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(millions, except per share data)

	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
January 1, 2008 Balance	$—	$2	$(231)	$623	$(130)	$—	$264
Net income	—	—	—	212	—	—	212
Dividends to shareholders ($0.6875 per share)	—	—	—	(107)	—	—	(107)
Common stock issued	—		4	—	—	—	4
Stock-based compensation expense	—	—	9	—	—	—	9
Tax effects of stock-based compensation	—	—	(3)	—	—	—	(3)
Restricted stock units surrendered for tax withholding	—	—	(11)	—	—	—	(11)
Amortization of (net of tax):
Employee benefit plans prior service cost and actuarial losses	—	—	—	—	1	—	1
Cash flow derivative	—	—	—	—	(1)	—	(1)
Repurchase of common stock	—	—	—	—	—	(135)	(135)

March 31, 2008 Balance	$—	$2	$(232)	$728	$(130)	$(135)	$233

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

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States were condensed or omitted. As a result, these consolidated financial statements should be read along with Embarq’s Annual Report on Form 10-K for the year ended December 31, 2007. Operating results for the 2008 year to date period do not necessarily represent the results that may be expected for the year ending December 31, 2008.

Note 1. Background and Basis of Presentation

Background

Embarq was incorporated in 2005 under the laws of Delaware and was formerly a wholly owned subsidiary of Sprint Nextel Corporation (Sprint Nextel). On May 17, 2006, Sprint Nextel spun-off its local communications business and product distribution operations, thereby establishing Embarq as a separate, stand-alone company.

Embarq provides, both directly and through its wholesale and sales agency relationships, a suite of communications services, including local and long distance voice, data, high-speed Internet and satellite video to consumer and business customers primarily in local service territories in 18 states. Embarq also provides access to its local network and other wholesale communications services for customers, including other carriers. Through its Logistics segment, Embarq engages in wholesale product distribution, logistics and configuration services.

As of March 31, 2008, Embarq had approximately 18 thousand active employees. Approximately 35% of these employees were represented by unions subject to collective bargaining agreements. Of the union-represented employees, approximately 45% have collective bargaining agreements that will expire within one year. Approximately 3% of Embarq’s employees were subject to a collective bargaining agreement that expired prior to March 31, 2008. Embarq successfully renegotiated this contract in April 2008. There were no material changes related to employee collective bargaining agreements during the year to date period ended March 31, 2008.

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

Universal Service Fund

Embarq records federal and state USF surcharges on a gross basis. The total amount of surcharges recorded in net operating revenue was $22 million for the year to date periods ended March 31, 2008 and 2007.

Workforce Actions

In order to better align organizational resources with Embarq’s business needs as well as to improve its overall cost structure, Embarq has taken various steps, including both voluntary and involuntary reductions in its workforce. Related to these reductions, Embarq recognized the following severance charges:

	Year to Date March 31,
	2008	2007
	(millions)
Cost of services
Telecommunications segment	$1	$2
Selling, general and administrative
Telecommunications segment	2	11
Logistics segment	—	1

Subtotal	2	12

Total severance charges	$3	$14

Depreciation Rate Adjustments

On an annual basis, Embarq performs an analysis of the remaining life depreciation rates. Depreciation rates for various digital switching equipment, digital loop carrier equipment and high-speed Internet equipment were adjusted during 2008 and 2007, which resulted in depreciation expense being reduced by $12 million and basic and diluted earning per share being increased by $0.05 per share for the year to date periods ended March 31, 2008 and 2007.

Treasury Stock

Shares of common stock repurchased by Embarq are reflected as treasury stock on the trade date and are carried at cost, including any direct third-party fees. Embarq uses the weighted average cost method for the reissuance of treasury stock. In the event shares are sold, Embarq will increase paid-in capital for any gains on sale or will decrease paid-in capital, or retained earnings in the event of a deficit in paid-in capital, for any losses on sale.

Spin-Off from Sprint Nextel

In anticipation of the termination of various transitional agreements in May 2008, Embarq has replicated or otherwise arranged for replacement of certain facilities, systems, infrastructure and personnel related to functions historically performed by Sprint Nextel.

No significant spin-off expenditures were incurred during the year to date period ended March 31, 2008. Embarq incurred $9 million in total spin-off related charges and $4 million in capital expenditures for the year to date period ended March 31, 2007.

Adoption of SFAS 157

On January 1, 2008, Embarq adopted Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, for its financial assets and liabilities. Embarq’s adoption of SFAS No. 157 did not impact its financial position, results of operations, liquidity or disclosures as there are no financial assets or liabilities that are measured at fair value on a recurring basis. In accordance with FASB Staff Position (FSP) No. 157-2, Effective Date of FASB Statement No. 157, Embarq elected to defer until January 1, 2009, the adoption of SFAS No. 157 for all nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. This includes goodwill and nonfinancial long-lived assets that are measured at fair value in impairment testing and asset retirement obligations initially measured at fair value. The adoption of SFAS No. 157 for those nonfinancial assets and liabilities within the scope of FSP 157-2 is not expected to have a material impact on Embarq’s financial position, results of operations or liquidity.

Note 2. Commitments and Contingencies

Litigation, Claims and Assessments

Seven former manufactured gas plant sites have been identified that may have been owned or operated by entities acquired by Embarq’s subsidiary, Centel Corporation (Centel), before that company was acquired by Sprint Nextel. These sites are not currently owned or operated by either Sprint Nextel or Embarq. On three sites, Embarq and the current landowners are working with the EPA pursuant to administrative consent orders. Expenditures pursuant to the orders are not expected to be material. On five sites, including the three sites where the EPA is involved, Centel has entered into agreements with other potentially responsible parties to share costs. Further, Sprint Nextel has agreed to indemnify Embarq for most of any eventual liability arising from all seven of these sites.

In December 2007, a group of retirees filed a putative class action lawsuit in the United States District Court for the District of Kansas, challenging the decision to make certain modifications to Embarq’s retiree benefits programs generally effective January 1, 2008. See Note 5, Employee Benefit Plans. Defendants include Embarq Corporation, certain of its benefits plans, its Employee Benefits Committee and its plan administrator. Additional defendants include Sprint Nextel and certain of its benefits plans. In addition, complaints have been filed with the Equal Employment Opportunity Commission asserting that the benefits plan changes are discriminatory. Embarq and other defendants intend to vigorously contest these claims and charges.

In addition, various other lawsuits, including putative class actions, regulatory proceedings against Embarq and other claims typical for a business enterprise are pending against or would otherwise impact the entities comprising Embarq. While it is not possible to determine the ultimate disposition of each of these proceedings and whether they will be resolved consistent with Embarq’s expectations, Embarq expects that the outcome of these proceedings, individually or in the aggregate, will not have a material adverse effect on its financial condition or results of operations.

Note 3. Debt and Financial Instruments

During 2008, Embarq reduced outstanding borrowings under its credit agreement by $205 million, entirely through net repayments on the revolving credit facility.

As of March 31, 2008, Embarq’s long-term debt had a carrying value of approximately $5.7 billion and a fair value of approximately $5.4 billion. This fair value was computed based on observable market transactions and through discounted cash flow analysis using market-based credit spreads.

Note 4. Income Taxes

Embarq records deferred income taxes based on temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their tax basis.

The differences that caused Embarq’s effective income tax rates to vary from the 35% federal statutory rate for income taxes related to continuing operations were as follows:

	Year to Date March 31,
	2008	2007
	(millions)
Income tax expense at the federal statutory rate	$116	$92
Effect of:
State income taxes, net of federal income tax effect	2	10
Other, net	1	—

Income tax expense	$119	$102

Effective income tax rate	36.0%	38.9%

In the fourth quarter of 2007, Embarq modified its legal entity structure, which resulted in a reduction of state income tax expense. Also, a favorable negotiated settlement in 2008 related to a consolidated state income tax return filing election resulted in state income tax expense for the first quarter of 2008 being reduced by $5 million.

Note 5. Employee Benefit Plans

The components of net periodic benefit cost were as follows:

	Year to Date March 31, 2008		Year to Date March 31, 2007
	Pension Benefits	Other Post- retirement Benefits	Pension Benefits	Other Post- retirement Benefits
	(millions)
Service cost	$14	$2	$14	$2
Interest cost	51	4	48	9
Expected return on plan assets	(69)	(1)	(65)	(1)
Amortization of prior service cost (benefit)	3	(13)	4	(14)
Amortization of actuarial losses	9	3	10	4

Net cost (benefit)	$8	$(5)	$11	$—

During the second quarter of 2007, Embarq amended its other postretirement medical and life insurance plans. Effective January 1, 2008, Embarq eliminated medical coverage and Medicare premium subsidies for Medicare-eligible retirees and Medicare-eligible beneficiaries and capped the maximum amount of life insurance benefits through the company-

sponsored plan for qualified retirees at $10 thousand. In addition, effective September 1, 2007, Embarq eliminated company-provided life insurance coverage for retirees who also have benefits through a separate subsidiary company-sponsored plan.

In March 2008, Embarq became aware of transactions that involved the receipt of funds by the plan sponsors from the assets of the defined benefit pension plans in which Embarq’s employees and retirees currently participate, and in which they participated before the spin-off. These transactions, which began in 2002 and continued through March 2008, will require repayments to the plans’ master trusts. For the period following the spin-off, the amount Embarq estimates it will be required to repay to its master trust has been accrued in the Consolidated Balance Sheets as of March 31, 2008. For the period before the spin-off, Embarq’s master trust may receive additional funds from the pre-spin-off master trust or pre-spin-off plan sponsor related to these transactions. While it is not possible for Embarq to determine the ultimate disposition of the pre-spin-off amount and whether it will be resolved consistent with current expectations, the eventual outcome is not expected to have a material adverse effect on Embarq’s financial condition or results of operations.

Note 6. Stock-based Compensation

On February 27, 2008, approximately 0.4 million restricted stock units were granted to certain non-executive employees as part of Embarq’s 2007 short-term incentive program. The total award was based on the achievement of performance objectives under the 2007 short-term incentive program. These awards had a fair value of $42.91 per restricted stock unit and will vest in full on December 1, 2008.

On March 2, 2008, approximately 0.9 million stock options and 0.4 million restricted stock units were granted to executive officers and other executive level employees as part of Embarq’s 2008 long-term incentive program. The stock options will vest 34% on March 2, 2009, and 33% will vest on each of March 2, 2010 and 2011. The restricted stock units contain market and performance provisions and will vest on March 2, 2011. The restricted stock units ultimately issued could increase up to 200% of the initial number of awards granted or be reduced to zero depending on Embarq’s performance. The fair value was $6.24 per stock option and $41.94 per restricted stock unit.

The significant assumptions used to calculate the fair value for the 2008 annual stock option grant were as follows:

2008 Annual Grant
Underlying stock price	$41.94
Exercise price	$41.94
Expected volatility	30.8%
Risk-free interest rate	2.9%
Expected dividend yield	6.6%
Expected term (years)	6.0

Total compensation expense related to all of the awards noted above was $40.8 million, which is expected to be recognized over a weighted average vesting period of 2.0 years.

Note 7. Business Segment Information

Embarq has two segments, Telecommunications and Logistics. The Telecommunications segment provides, both directly and through wholesale and sales agency relationships, local and long distance voice, data, high-speed Internet and satellite video to consumer and business customers primarily within Embarq’s local service territories in 18 states. The Telecommunications segment also provides access to Embarq’s local network and other wholesale communications services to customers, including other carriers. The Logistics segment engages in wholesale product distribution, logistics and configuration services to third parties.

Embarq manages its segments to the operating income level. Items, such as interest, other income and expense and income taxes are managed at the consolidated level. The reconciliation of operating income to net income is shown on the face of the accompanying Consolidated Statements of Operations and Comprehensive Income (Unaudited).

The financial information by operating segment was as follows:

	Telecommunications	Logistics	Consolidated
	(millions)
Year to Date March 31, 2008
Voice	$1,024	$—	$1,024
Data	198	—	198
High-speed Internet	133	—	133
Other	78	—	78

Service revenues	1,433	—	1,433
Product revenues	23	115	138

Total net operating revenues	$1,456	$115	$1,571

	Telecommunications	Logistics	Consolidated
	(millions)
Operating income (loss)	$436	$(2)	$434

	Telecommunications	Logistics	Consolidated
	(millions)
Year to Date March 31, 2007
Voice	$1,084	$—	$1,084
Data	189	—	189
High-speed Internet	116	—	116
Other	69	—	69

Service revenues	1,458	—	1,458
Product revenues	22	109	131

Total net operating revenues	$1,480	$109	$1,589

Operating income (loss)	$374	$(3)	$371

Note 8. Supplemental Cash Flow Information and Non-Cash Activities

Embarq’s supplemental cash flow information and non-cash activities were as follows:

	Year to Date March 31,
	2008	2007
	(millions)
Supplemental Cash Flow Information
Cash paid for interest, net of amounts capitalized	$25	$37
Cash paid for income taxes	4	49
Non-Cash Activities
Capital expenditure accrual	$(14)	$10
Pending settlement of repurchases of common stock	20	—
Dividends accrued	—	74
Extinguishment of debt	—	3
Issuance of treasury stock to the Employee Stock Purchase Plan	—	2

Note 9. Subsequent Events

Pursuant to its stock repurchase program, from April 1 through April 25, 2008, Embarq repurchased an additional 2.6 million shares of common stock for a total of $103 million, representing an average price of $39.49 per share.

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

OVERVIEW

Operations

We provide, both directly and through wholesale and sales agency relationships, a suite of communications services, including local and long distance voice, data, high-speed Internet and satellite video to consumer and business customers primarily in our local service territories in 18 states. We also provide access to our local network and wholesale communications services for customers, including other carriers. Through our Logistics segment, we engage in wholesale product distribution, logistics and configuration services. As part of our orderly transition away from our prior approach to wireless services, we have recently curtailed most sales activities while continuing to serve existing customers.

Our consumer and business strategy is to maximize profitable communications services revenue per customer by providing bundled and integrated voice, data and video products and services that meet the needs of our consumer and business customers within our local territories. This strategy has four key elements: 1) provide useful products and solutions to attract and retain customers by marketing integrated service offerings, 2) improve the customer experience and perception of service and product offerings, 3) manage our costs and 4) maintain a customer-focused culture that promotes high performance and employee satisfaction.

Our wholesale business strategy is structured around increasing the utilization and achieved return of our core network investment by providing a full set of wholesale services primarily to other carriers, wireless providers and correctional institutions. Services offered include switched access, special access, intelligent network database, collocation, resale, public pay telephone, unbundled network elements, high speed data services and billing and collection services.

In the 2008 first quarter, we experienced a continuation of certain revenue trends experienced over the past several years. More specifically, switched access lines declined driving a reduction in voice revenues, which was somewhat offset with continued growth in high-speed Internet and special access data services. We expect these trends will continue through 2008.

The following table reflects information about our switched access lines:

	As of March 31,		Difference
	2008	2007	Amount	%
	(thousands)
Primary	3,883	4,234	(351)	(8.3)%
Additional	289	354	(65)	(18.4)%

Total Consumer	4,172	4,588	(416)	(9.1)%
Business	1,861	1,909	(48)	(2.5)%
Wholesale	159	184	(25)	(13.6)%

Total	6,192	6,681	(489)	(7.3)%

Beginning in 2008, we no longer include in our business switched access line counts those lines that support our internal administrative and operational activities. Accordingly, the business access line counts at March 31, 2007, were adjusted by 156 thousand access lines to reflect this change.

Consumer switched access line losses represent the most significant portion of our losses. These losses were primarily attributed to an increasing overlap of cable operators within our local service territories offering VoIP as well as an increasing number of customers choosing to discontinue traditional wireline phone service to rely solely on wireless services.

Product substitution among our offerings also contributes to our access line losses. Certain additional consumer access lines have been replaced with our high-speed Internet service and certain of our business access line losses result from the conversion to our data services. These substitutions result in a reduction in the number of switched access lines we serve, but do not represent a loss of the customer relationship.

During 2007, we lost 442 thousand access lines. In first quarter 2008, we lost 120 thousand access lines, which was 47 thousand more than in first quarter 2007. For the remaining quarters of 2008, we expect the year-over-year comparisons of absolute line losses to be better than was experienced in the first quarter.

Growth in other services that we generally provide on a bundled basis such as high-speed Internet, various data services and video have continued to offset a substantial portion of the voice revenue declines associated with the access line losses discussed above.

For the year to date period ended March 31, 2008, we increased our high-speed Internet subscribers to approximately 1.3 million subscribers, which is an increase of 21% as compared to the same period in 2007. Simplified base and more attractive pricing plans have continued to be successful.

Demand for data services has also continued to be strong. Our data services consist mainly of dedicated circuits connecting other carriers’ networks to their customers’ locations, wireless carriers’ cell towers to mobile switching centers, or business customers to our network. Revenues associated with these services increased 5% for the year to date period ended March 31, 2008 compared to the same period in 2007.

Video service is also a growing element of our bundled service offers. We currently offer video and pay per view service through sales agency relationships with various satellite providers. As of March 31, 2008, we had 217 thousand video service subscribers, compared to 170 thousand as of March 31, 2007.

To measure our success in our bundling initiatives as well as attracting and retaining high value customers, average monthly revenue per household (ARPH) is a measure that we closely monitor. In the first quarter, this measure is calculated by dividing one third of year to date consumer revenue by average households served.

	Year to Date March 31,		Difference
	2008	2007	Amount	%
Consumer revenue (millions)	$656	$676	$(20)	(3.0)%
Average households served (thousands)	3,926	4,261	(335)	(7.9)%

ARPH	$55.70	$52.88	$2.82	5.3%

Spin-Off from Sprint Nextel

In anticipation of the termination of various transitional agreements in May 2008, we have replicated or otherwise arranged for replacement of certain facilities, systems, infrastructure and personnel related to functions historically performed by Sprint Nextel.

No significant spin-off expenditures were incurred during the year to date period ended March 31, 2008. We incurred $9 million in total spin-off related charges and $4 million in capital expenditures for the year to date period ended March 31, 2007.

Industry Environment

We operate in an industry that has been and continues to be subject to intense competition in conjunction with regulatory and legislative change. Given these factors, as well as the trend toward consolidation in the industry, we routinely assess the implications of these industry factors on our operations. These assessments, along with regulatory and legislative developments, may impact the future valuation of our long-lived assets and could have a material effect on our business, results of operations, financial condition and liquidity.

Adoption of SFAS 157

On January 1, 2008, we adopted Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, for our financial assets and liabilities. Our adoption of SFAS No. 157 did not impact our financial position, results of operations, liquidity or disclosures as there are no financial assets or liabilities that are measured at fair value on a recurring basis. In accordance with FASB Staff Position (FSP) No. 157-2, Effective Date of FASB Statement No. 157, we elected to defer until January 1, 2009, the adoption of SFAS No. 157 for all nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. This includes goodwill and nonfinancial long-lived assets that are measured at fair value in impairment testing and asset retirement obligations initially measured at fair value. The adoption of SFAS No. 157 for those nonfinancial assets and liabilities within the scope of FSP 157-2 is not expected to have a material impact on our financial position, results of operations or liquidity.

RESULTS OF OPERATIONS

	Year to Date March 31,
	2008	2007
	(millions)
Net Operating Revenues
Telecommunications segment	$1,456	$1,480
Logistics segment	115	109

Total net operating revenues	$1,571	$1,589

Operating Income (Loss)
Telecommunications segment	$436	$374
Logistics segment	(2)	(3)

Total operating income	$434	$371

Net Income	$212	$160

Segmental Results of Operations – Telecommunications

Our Telecommunications segment consists of regulated local phone companies serving approximately 6.2 million access lines primarily in 18 states as of March 31, 2008. We provide, both directly and through wholesale and sales agency relationships, local and long distance voice, data, high-speed Internet and satellite video to consumer and business customers primarily in our local service territories. We also provide access to our local network and other wholesale communications services for customers, including other carriers.

	Year to Date March 31,				Difference
(millions)	2008	% of Revenues	2007	% of Revenues	$ / Percent
Net operating revenues
Voice	$1,024	70%	$1,084	73%	$(60)	(6)%
Data	198	14%	189	13%	9	5%
High-speed Internet	133	9%	116	8%	17	15%
Other	78	5%	69	5%	9	13%

Service revenues	1,433	98%	1,458	99%	(25)	(2)%
Product revenues	23	2%	22	1%	1	5%

Total net operating revenues	$1,456	100%	$1,480	100%	$(24)	(2)%
Operating expenses
Costs of services	389	27%	417	28%	(28)	(7)%
Costs of products	33	2%	30	2%	3	10%
Selling, general and administrative	348	24%	392	27%	(44)	(11)%
Depreciation	250	17%	267	18%	(17)	(6)%

Total operating expenses	1,020	70%	1,106	75%	(86)	(8)%

Operating income	$436	30%	$374	25%	$62	17%

Capital expenditures	$179		$182		$(3)	(2)%

Switched access lines (thousands)	6,192		6,681		(489)	(7.3)%

Switched access minutes of use (millions)	6,883		7,576		(693)	(9)%

High-speed Internet subscribers (thousands)	1,340		1,104		236	21%

Net Operating Revenues

Net operating revenues decreased $24 million, or 2%, for the year to date period ended March 31, 2008, compared to the same period in 2007. Variances in individual categories of revenue are discussed below.

Voice

Voice revenues include monthly recurring fees for local service, enhanced calling features and long distance. Additionally, voice revenues include access and other wholesale services to other carriers to enable connectivity to our network as well as USF receipts and customer surcharges. Voice revenues declined $60 million for the year to date period ended March 31, 2008, compared to the same period in 2007.

The following table lists the major drivers of these changes:

Increase (Decrease)
2008 vs. 2007
(millions)
Decline in local voice revenues primarily due to access line losses	$(44)
Decline in long-distance voice revenues primarily due to access line losses and yield declines	(7)
Decline in access revenues primarily associated with lower access minutes of use	(9)

Total decrease	$(60)

Data

Data revenues represent data network services sold to business customers and special access services sold to other carriers. Data revenues increased $9 million for the year to date period ended March 31, 2008, compared to the same period in 2007. The following table lists the major drivers of these changes:

Increase (Decrease)
2008 vs. 2007
(millions)
Special access revenue	$8
Other	1

Total increase	$9

High-speed Internet

High-speed Internet revenues increased $17 million for the year to date period ended March 31, 2008, compared to the same period in 2007. These increases are due to a 21% increase in subscribers in the year to date period ended March 31, 2008, compared to the same period in 2007. We expect that high-speed Internet revenue will continue to increase for the remainder of 2008, but at a declining rate primarily reflecting the growth of our subscriber base.

Other Service

Other service revenues mainly includes professional services, intelligent network database services, billing and collection services, wireless and sales of products and services through various sales agency relationships, including our video service offering. Other service revenues increased $9 million in the period ended March 31, 2008, compared to the same period in 2007, primarily related to wireless and professional services revenue.

Product Revenues

Product revenues are derived mainly from sales of customer premises equipment, or CPE, which is communications equipment that resides at a business customer’s location for the management of voice and data networks and applications. Sales of high-speed Internet equipment and wireless handsets to our customers also are reflected in product revenues. Product revenues increased $1 million in the year to date period ended March 31, 2008, compared to the same period in 2007.

Costs of Services

Costs of services include costs to operate and maintain the local network including employee-related costs directly supporting our network, costs directly associated with various service offerings, intercarrier compensation (such as access payments and reciprocal compensation), federal and state USF assessments and various operating taxes. Cost of services decreased $28 million in the year to date period ended March 31, 2008, compared to the same period in 2007. The following table lists the major drivers of these changes:

Increase (Decrease)
2008 vs. 2007
(millions)
Network severance, labor and benefits	$(13)
High-speed Internet service costs, primarily due to web hosting	(6)
Long-distance related costs	(5)
Other costs	(4)

Total decrease	$(28)

Costs of Products

Costs of products increased $3 million in the year to date period ended March 31, 2008, compared to the same period in 2007. The 2008 cost increase is primarily related to adjustments to the inventory carrying value of wireless handsets.

Selling, General and Administrative

Selling, general and administrative (SGA) costs, includes costs associated with selling and marketing, customer service, information technology, bad debt expense, general corporate costs and all other employee-related costs. These costs decreased $44 million in the year to date period ended March 31, 2008, compared to the same period in 2007. The following table lists the major drivers of these changes:

Increase (Decrease)
2008 vs. 2007
(millions)
Labor and benefits cost	$(21)
Severance charges	(9)
Spin-off related charges	(9)
Systems and process improvement initiatives	(9)
Other	4

Total decrease	$(44)

SGA costs include charges for estimated bad debt expense. The reserve for bad debt requires management’s judgment and is based on many factors. Bad debt expense increased to approximately 1.4% of net operating revenues in the year to date period ended March 31, 2008, compared to 1.1% for the same period in 2007. The increase is partially due to additional expense associated with our wireless offering and current economic factors.

Depreciation

Depreciation expense decreased $17 million in the year to date period ended March 31, 2008, compared to the same period in 2007. The following table lists the major drivers of these changes:

Increase (Decrease)
2008 vs. 2007
(millions)
2008 depreciation rate reductions	$(12)
2007 depreciation resulting from the capitalization of prior year sales and use tax assessments	(6)
Plant growth	1

Total decrease	$(17)

Segmental Results of Operations – Logistics

Through our Logistics segment, we procure, configure, service and distribute equipment, materials and supplies to the communications industry. The products that we offer include outside plant, business communication systems, telephones and accessories and network access equipment from leading manufacturers.

	Year to Date March 31,				Difference
(millions)	2008	% of Revenues	2007	% of Revenues	$/Percent
Net operating revenues	$115	100%	$109	100%	$6	6%
Operating expenses
Costs of products and services	106	92%	97	89%	9	9%
Selling, general and administrative	10	9%	12	11%	(2)	(17)%
Depreciation and amortization	1	1%	3	3%	(2)	(67)%

Total operating expenses	117	102%	112	103%	5	4%

Operating loss	$(2)	(2)%	$(3)	(3)%	$1	(33)%

Capital expenditures	$—		$1		$(1)	(100)%

Net Operating Revenues

Revenues from the Logistics segment increased $6 million in the year to date period ended March 31, 2008, compared to the same period in 2007. The following table lists the major drivers of these changes:

Increase (Decrease)
2008 vs. 2007
(millions)
Significant new supply contract	$13
Other customer spending reductions	(7)

Total increase	$6

Cost of Products and Services

Cost of products and services includes costs of equipment sold and other operating taxes. These costs increased $9 million in the year to date period ended March 31, 2008, compared to the same period in 2007. The drivers of these changes are directly associated with the revenue factors noted above.

Selling, General and Administrative

Selling, general and administrative expense decreased $2 million in the year to date period ended March 31, 2008, compared to the same period in 2007 primarily related to a decrease in severance charges and ongoing labor and benefits costs.

Consolidated Non-operating Items

	Year to Date March 31,
	2008	2007
	(millions)
Interest expense	$104	$109
Other (income) expense, net	(1)	—
Income tax expense	119	102

Interest Expense

Interest expense decreased $5 million in the year to date period ended March 31, 2008, compared to the same period in 2007. This decrease is primarily due to the reduction of debt outstanding under our credit agreement.

Our effective interest rate on long-term debt was 7.2% for the year to date period ended March 31, 2008 and 7.1% for the same period in 2007. See “Liquidity and Capital Resources” below for more information on our financing activities.

Income Tax Expense

Income tax expense increased $17 million in the year to date period ended March 31, 2008, compared to the same period in 2007. This increase was primarily the result of income before income taxes increasing $69 million as a result of the various factors discussed above, partially offset by reductions in our state income taxes due to a favorable negotiated settlement in 2008 related to a consolidated state income tax return filing election and the modification of our legal entity structure in the fourth quarter of 2007.

LIQUIDITY AND CAPITAL RESOURCES

We manage our liquidity and capital resource needs primarily through managing the use of capital and the timing and amount of capital expenditures.

Cash Flows

The following table summarizes our decrease in cash and equivalents for the year to date periods ended March 31, 2008 and 2007:

	Year to Date March 31,
	2008	2007
	(millions)
Operating activities	$593	$480
Investing activities	(175)	(163)
Financing activities	(435)	(324)

Decrease in cash and equivalents	$(17)	$(7)

Operating Activities

Net cash provided by operating activities increased $113 million in the year to date period ended March 31, 2008, from the same period in 2007 as a result of the following:

Increase (Decrease)
2008 vs. 2007
(millions)
Collections from customers	$(16)
Payments to employees and suppliers	72
Interest payments	12
Income tax payments, net	45

Total increase in cash provided by operating activities	$113

The changes in cash from operations as detailed in the table above were impacted by the drivers discussed in “Results of Operations,” as well as the timing of certain working capital and income tax requirements.

Investing Activities

Net cash used by investing activities increased $12 million in the year to date period ended March 31, 2008, compared to the same period in 2007.

Capital expenditures account for the majority of our investing activities. Our capital expenditures primarily fund new service addresses, increased network capacity and regulatory mandates; internal infrastructure; new capabilities; and sales success based expenditures primarily related to growth in high-speed Internet and data services. Capital expenditures of $179 million in the year to date period ended March 31, 2008, decreased $4 million from $183 million in the same period in 2007. The following table shows the major drivers of these changes:

Increase (Decrease)
2008 vs. 2007
(millions)
Network buildout and mandates	$(25)
Internal infrastructure	7
Sales success based	14

Total decrease in capital expenditures	$(4)

Proceeds from sales of assets decreased $15 million in the year to date period ended March 31, 2008, compared to the same period in 2007. This decrease was primarily related to proceeds received in the first quarter of 2007 related to the sales of rural telephone exchanges in the fourth quarter of 2006.

Financing Activities

Net cash used by financing activities increased $111 million in the year to date period ended March 31, 2008, compared to the same period in 2007. The following table shows the major drivers of this change:

Increase (Decrease)
2008 vs. 2007
(millions)
Net cash payment on long-term debt	$(155)
Dividends paid to shareholders	103
Repurchase of common shares	113
Common stock issued	31
Other	19

Total increase in cash used by financing activities	$111

First quarter 2007 dividends approximating $75 million were not paid in full until April 2, 2007, therefore first quarter 2007 did not reflect cash dividend payments comparable to the first quarter of 2008.

Capital Requirements

We currently expect capital expenditures for 2008 to be approximately $780 million. We continue to review capital expenditure requirements and will adjust spending and capital investment in response to operational needs and customer demand.

Liquidity

Since our spin-off in 2006, cash provided by operating activities has been more than sufficient to fund our ongoing capital investment requirements, repay scheduled maturities on outstanding debt and pay regular quarterly dividends to stockholders. As a result, we have been able to increase our dividend payouts, make discretionary payments on outstanding debt and initiate the stock repurchase program approved by our board of directors in early 2008. For 2008 and the next few years, despite the impact of continuing access line losses and increased competition, we believe cash provided by operating activities will be sufficient to fund our capital investment requirements, scheduled maturities on debt (which are $99 million, $2 million and $2 million in 2008, 2009 and 2010, respectively), dividend payouts at current levels and the approved stock repurchase program.

Our total indebtedness at March 31, 2008, was $5.7 billion, consisting of $4.5 billion in senior notes, $565 million in direct borrowings under our credit agreement and $623 million of other debt. As of March 31, 2008, we had approximately $1.3 billion of availability under our $1.5 billion revolving credit facility, which reflects direct borrowings of $205 million and issued letters of credit of $29 million. The credit agreement expires in 2011, and the initial tranches of our senior notes do not mature until 2013. We are in compliance with all applicable financial covenants associated with our borrowings.

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

We expect to pay regular quarterly dividends. Our first quarter 2008 quarterly dividend was $0.6875 per common share. Our ability to fund a regular quarterly dividend will be impacted by our ability to generate cash from operations. The declaration, amount and timing of future dividends will be at the discretion of our board of directors, and will depend upon many factors, including our financial condition, results of operations, growth prospects, funding requirements, applicable law and other factors our board of directors deems relevant.

On January 9, 2008, our board of directors authorized a program for the repurchase of our common stock for an aggregate purchase price of up to $500 million until June 30, 2009. We anticipate purchasing shares either in the open market or through private transactions, depending on market conditions and other factors, in accordance with applicable securities laws. As of March 31, 2008, we had repurchased 3.3 million shares of common stock for an aggregate purchase price of $135 million.

Pursuant to our stock repurchase program, from April 1 through April 25, 2008, we repurchased an additional 2.6 million shares of common stock for a total of $103 million, representing an average price of $39.49 per share.

In connection with the spin-off, we established our own pension and other postretirement benefit plans. Our pension plans are funded in excess of current federal minimum requirements. Contributions during 2008 are currently expected to be approximately $75 million based on projected plan asset and liability levels. Contributions to our other postretirement benefit plans, including medical and life insurance benefits, are expected to be approximately $30 million in 2008.

In December 2007, a group of retirees filed a putative class action lawsuit in Kansas federal court, challenging certain modifications to our retiree benefit programs. See Note 2, Commitments and Contingencies, of the Condensed Notes to the Consolidated Financial Statements (Unaudited), for additional information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are susceptible to market risks related to changes in interest rates and do not purchase or hold any market risk sensitive financial instruments for trading purposes.

We are subject to interest rate risk primarily associated with our borrowings under our credit agreement. From time to time, we may consider entering into swap and other agreements to manage our exposure to interest rate changes on our debt.

Approximately 90% of our outstanding debt at March 31, 2008, is fixed-rate debt. While changes in interest rates impact the fair value of this debt, there is no impact on earnings and cash flows because we do not intend to prepay these obligations.

We perform interest rate sensitivity analyses on our variable-rate debt. These analyses indicate that a 1% change in interest rates would have an annual pre-tax impact of $6 million on the Consolidated Statements of Operations and Comprehensive Income (Unaudited) and Consolidated Statements of Cash Flows (Unaudited) at March 31, 2008. While earnings and cash flows are impacted as interest rates change, our variable-rate debt is not subject to changes in fair values.

We also perform a sensitivity analysis on the fair market value of our outstanding debt. A 10% decrease in market interest rates would cause an increase of approximately $118 million in fair market value of our outstanding debt at March 31, 2008.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act, and in connection with the preparation of this quarterly report on Form 10-Q, our management, including the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer each concluded that the design and operation of the disclosure controls and procedures were effective as of March 31, 2008, in providing assurance that information required to be disclosed in reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and in providing reasonable assurance that the information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

During the first quarter of 2008, there have been no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. – OTHER INFORMATION

Item 1. Legal Proceedings

In December 2007, a group of retirees filed a putative class action lawsuit in the United States District Court for the District of Kansas, challenging the decision to make certain modifications to Embarq’s retiree benefits programs generally effective January 1, 2008. See Note 5, Employee Benefit Plans of the Condensed Notes to Consolidated Financial Statements (Unaudited). Defendants include Embarq Corporation, certain of its benefits plans, its Employee Benefits Committee and its plan administrator. Additional defendants include Sprint Nextel and certain of its benefits plans. In addition, complaints have been filed with the Equal Employment Opportunity Commission asserting that the benefits plan changes are discriminatory. Embarq and other defendants intend to vigorously contest these claims and charges.

In addition, various other lawsuits, including putative class actions, regulatory proceedings against Embarq and other claims typical for a business enterprise are pending against or would otherwise impact the entities comprising Embarq. While it is not possible to determine the ultimate disposition of each of these proceedings and whether they will be resolved consistent with Embarq’s expectations, Embarq expects that the outcome of these proceedings, individually or in the aggregate, will not have a material adverse effect on its financial condition or results of operations.

Item 1A. Risk Factors

There have been no material changes to the risk factors, disclosed in Item 1A to Part I in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Quarter Ended March 31, 2008	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Program
January 1 through January 31	—	$—	—	$500,000,000
February 1 through February 29	469,001	43.10	469,001	479,787,450
March 1 through March 31	2,880,989	39.97	2,880,989	364,626,547

Total	3,349,990	$40.41	3,349,990	$364,626,547

(1)	Repurchases were made pursuant to an automatic trading plan executed pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and were executed in accordance with the provisions of Rule 10b-18 of the Exchange Act.

(2)	Average Price Paid per Share does not include transaction costs.

(3)	On January 9, 2008, the Company announced a program to repurchase shares of its common stock in an aggregate amount of up to $500 million. This share repurchase program will terminate on June 30, 2009, unless extended by Embarq’s Board of Directors.

Item 3. Defaults Upon Senior Securities

There were no reportable events during the quarter ended March 31, 2008.

Item 4. Submission of Matters to a Vote of Security Holders

There were no reportable events during the quarter ended March 31, 2008.

Item 5. Other Information

There were no reportable events during the quarter ended March 31, 2008.

Item 6. Exhibits

Exhibit Number	Description

2.1*	Separation and Distribution Agreement (Incorporated by reference to Exhibit 2.1 to Amendment No. 4 to the Registration Statement on Form 10 (File No. 001-32732), filed with the Securities and Exchange Commission on May 2, 2006).

2.2*	Transition Services Agreement between Embarq Corporation (receiver) and Sprint Nextel Corporation (provider) dated as of January 20, 2006 (Incorporated by reference to Exhibit 2.2 to Amendment No. 3 to the Registration Statement on Form 10 (File No. 001-32732), filed with the Securities and Exchange Commission on April 28, 2006).

2.3*	Transition Services Agreement between Embarq Corporation (provider) and Sprint Nextel Corporation (receiver) dated as of January 20, 2006 (Incorporated by reference to Exhibit 2.3 to Amendment No. 3 to the Registration Statement on Form 10 (File No. 0001-32732), filed with the Securities and Exchange Commission on April 28, 2006.

2.4*	Tax Sharing Agreement dated as of May 17, 2006 by and among Sprint Nextel Corporation, Embarq Corporation and certain Embarq subsidiaries (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on May 18, 2006).

2.5*	Employee Matters Agreement dated as of May 17, 2006 between Sprint Nextel Corporation and Embarq Corporation (Incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on May 18, 2006).

2.6*	Patent Agreement dated as of May 17, 2006 by and between Sprint Nextel Corporation and Embarq Corporation (Incorporated by reference to Exhibit 2.5 to the Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on May 18, 2006).

2.7*	Trademark Assignment and License Agreement dated as of May 17, 2006, by and among Sprint Nextel Corporation, Embarq Corporation and certain Embarq subsidiaries (Incorporated by reference to Exhibit 2.3 to the Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on May 18, 2006).

2.8*	Software and Proprietary Information Agreement dated as of May 17, 2006 by and between Embarq Corporation and Sprint Nextel Corporation (Incorporated by reference to Exhibit 2.4 to the Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on May 18, 2006).

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Registration Statement on Form 10 (File No. 001-32732), filed with the Securities and Exchange Commission on May 2, 2006).

3.2	Amended and Restated Bylaws, as amended (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on July 25, 2006).

4.1	Indenture, dated as of May 17, 2006, by and between Embarq Corporation and J.P. Morgan Trust Company, National Association, a national banking association, as trustee (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on May 18, 2006).

4.2	6.738% Global Note due 2013 (Incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K (File No. 001-32372), filed with the Securities and Exchange Commission on March 9, 2007).

4.3	7.082% Global Note due 2016 (Incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K (File No. 001-32372), filed with the Securities and Exchange Commission on March 9, 2007).

4.4	7.995% Global Note due 2036 (Incorporated by reference to Exhibit 4.4 to the Registrant’s Annual Report on Form 10-K (File No. 001-32372), filed with the Securities and Exchange Commission on March 9, 2007).

Exhibit Number	Description

4.5	Credit Agreement, dated May 10, 2006, by and among Embarq Corporation (borrower), the banks, financial institutions and other institutional lenders (initial lenders) and issuers of letters of credit (initial issuing banks) and Citibank, N.A., as administrative agent (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on May 11, 2006).

10.1	Employment Agreement dated as of March 3, 2008, between Thomas A. Gerke and Embarq Corporation (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on March 4, 2008).

10.2	Form of 2008 Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on March 4, 2008).

10.3	Form of Stock Option Award Agreement (Incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on March 4, 2008).

10.4	Summary of Embarq Corporation 2008 Short-Term Incentive Program.

10.5	Summary of Embarq Corporation Non-Employee Director Compensation Program.

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Dated: April 30, 2008