Form 10-Q
period 2008-06-30
Embarq CORP
filed 2008-07-30
CIK 1350031

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file these reports), and (2) has been subject to these filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer  ☒        Accelerated filer  ☐        Non-accelerated filer  ☐        Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

COMMON SHARES OUTSTANDING AT JULY 25, 2008:

COMMON STOCK: 142,506,790

EMBARQ CORPORATION

PART I – FINANCIAL INFORMATION

Item  1. Financial Statements

EMBARQ CORPORATION

CONSOLIDATED BALANCE SHEETS

(millions, except per share data)

	As of June 30, 2008	As of December 31, 2007
	(Unaudited)
Assets
Current assets
Cash and equivalents	$50	$69
Accounts receivable, net of allowance for doubtful accounts of $57 and $60	581	616
Inventories, net	119	138
Deferred tax assets	78	76
Prepaid expenses and other current assets	87	87

Total current assets	915	986
Gross property, plant and equipment	20,949	20,802
Accumulated depreciation	(13,360)	(13,054)

Net property, plant and equipment	7,589	7,748
Goodwill	27	27
Prepaid pension asset	130	108
Other assets	45	32

Total	$8,706	$8,901

Liabilities and Stockholders’ Equity
Current liabilities
Current maturities of long-term debt	$82	$99
Accounts payable	337	387
Payroll and employee benefits	146	208
Accrued income taxes	68	27
Accrued operating taxes	105	97
Deferred revenue	189	202
Accrued interest	59	56
Other current liabilities	94	122

Total current liabilities	1,080	1,198
Noncurrent liabilities
Long-term debt	5,888	5,779
Deferred income taxes	1,114	1,130
Benefit plan obligations	318	320
Other noncurrent liabilities	217	210

Total noncurrent liabilities	7,537	7,439
Stockholders’ equity
Preferred stock, $.01 par value; 200 shares authorized; no shares issued	—	—
Common stock, $.01 par value; 1,250 shares authorized; 153.8 and 153.1 shares issued; 144.2 and 153.1 shares outstanding	2	2
Paid-in capital	(214)	(231)
Retained earnings	832	623
Accumulated other comprehensive income (loss)	(130)	(130)
Treasury stock, 9.6 and no shares held in treasury	(401)	—

Total stockholders’ equity	89	264

Total	$8,706	$8,901

See accompanying Condensed Notes to Consolidated Financial Statements (Unaudited)

EMBARQ CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

(millions, except per share data)

	Quarters Ended June 30,		Year to Date June 30,
	2008	2007	2008	2007
Net Operating Revenues
Service revenues	$1,407	$1,454	$2,840	$2,912
Product revenues	142	151	280	282

Total net operating revenues	1,549	1,605	3,120	3,194

Operating Expenses
Cost of services	381	404	771	821
Cost of products	132	142	270	269
Selling, general and administrative	361	395	719	799
Depreciation	247	264	498	534

Total operating expenses	1,121	1,205	2,258	2,423

Operating Income	428	400	862	771
Interest expense	100	111	204	220
Other (income) expense, net	(1)	—	(2)	—

Income Before Income Taxes	329	289	660	551
Income tax expense	123	113	242	215

Net Income	$206	$176	$418	$336

Amendments to and remeasurement of employee benefit plans, net of tax	—	(196)	—	(196)
Amortization of employee benefit plans prior service cost and actuarial losses, net of tax	—	(4)	(1)	(6)
Amortization of cash flow derivatives, net of tax	—	1	1	2

Comprehensive Income, Net of Tax	$206	$375	$418	$536

Earnings per Common Share
Basic	$1.40	$1.16	$2.79	$2.23

Diluted	$1.38	$1.15	$2.76	$2.20

Weighted Average Common Shares Outstanding
Basic	146.8	151.8	149.7	151.0
Potentially dilutive shares under equity incentive plans	2.0	1.8	1.7	2.0

Diluted	148.8	153.6	151.4	153.0

See accompanying Condensed Notes to Consolidated Financial Statements (Unaudited)

EMBARQ CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(millions)

	Year to Date June 30,
	2008	2007
Operating Activities
Net income	$418	$336
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	498	534
Provision for losses on accounts receivable	49	37
Deferred and noncurrent income taxes	(21)	(52)
Stock-based compensation expense	22	30
Net losses (gains) on sales of assets	(9)	(7)
Other, net	26	22
Changes in assets and liabilities:
Accounts receivable	(14)	(26)
Inventories and other current assets	(4)	(30)
Accounts payable and other current liabilities	(98)	(146)
Noncurrent assets and liabilities, net	(24)	7

Net cash provided by operating activities	843	705

Investing Activities
Capital expenditures	(360)	(371)
Proceeds from construction reimbursements	4	5
Proceeds from sales of assets	2	18

Net cash used by investing activities	(354)	(348)

Financing Activities
Principal payments on long-term debt	(19)	(462)
Borrowings under revolving credit agreement	790	585
Repayments under revolving credit agreement	(680)	(455)
Proceeds from common stock issued	10	98
Repurchase of common stock	(390)	(2)
Dividends paid to stockholders	(208)	(174)
Tax effects of stock-based compensation	—	21
Other, net	(11)	(7)

Net cash used by financing activities	(508)	(396)

Decrease in Cash and Equivalents	(19)	(39)
Cash and Equivalents at Beginning of Period	69	53

Cash and Equivalents at End of Period	$50	$14

See accompanying Condensed Notes to Consolidated Financial Statements (Unaudited)

EMBARQ CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(millions, except per share data)

	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
January 1, 2008 Balance	$—	$2	$(231)	$623	$(130)	$—	$264
Net income	—	—	—	418	—	—	418
Dividends to shareholders ($1.375 per share)	—	—	—	(209)	—	—	(209)
Common stock issued	—	—	10	—	—	—	10
Stock-based compensation expense	—	—	22	—	—	—	22
Restricted stock units surrendered for tax withholding	—	—	(15)	—	—	—	(15)
Amortization of (net of tax):
Employee benefit plans prior service cost and actuarial losses	—	—	—	—	1	—	1
Cash flow derivative	—	—	—	—	(1)	—	(1)
Repurchase of common stock	—	—	—	—	—	(401)	(401)

June 30, 2008 Balance	$—	$2	$(214)	$832	$(130)	$(401)	$89

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

Embarq provides a suite of integrated communications services including local and long distance voice, data, high-speed Internet, satellite video, professional services and communications equipment to consumer and business customers primarily in local service territories in 18 states. Embarq also provides access to its local network and other wholesale communications services primarily to other carriers, wireless providers and correctional institutions. Through its Logistics segment, Embarq engages in wholesale product distribution, logistics and configuration services.

As of June 30, 2008, Embarq had approximately 18 thousand active employees. Approximately 34% of these employees were represented by unions subject to collective bargaining agreements. Of the union-represented employees, approximately 48% have collective bargaining agreements that will expire within one year. There were no material changes related to employee collective bargaining agreements during the year to date period ended June 30, 2008.

Basis of Presentation

The accompanying consolidated financial statements reflect all the accounts of Embarq and its wholly owned subsidiaries. All intercompany transactions have been eliminated.

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

Universal Service Fund

Embarq records federal and state Universal Service Fund (USF) surcharges on a gross basis. The total amount of surcharges recorded in net operating revenue for the quarter and year to date periods ended June 30, 2008 and 2007, were as follows:

	Quarter Ended June 30,		Year to Date June 30,
	2008	2007	2008	2007
	(millions)
Federal and state USF surcharges	$21	$24	$42	$46

Workforce Actions

In order to better align organizational resources with Embarq’s business needs as well as to improve its overall cost structure, Embarq has taken various steps, including both voluntary and involuntary reductions in its workforce. Related to these reductions, Embarq recognized the following severance charges (credits):

	Quarter Ended June 30,		Year to Date June 30,
	2008	2007	2008	2007
	(millions)
Cost of services
Telecommunications segment	$(2)	$1	$(1)	$3
Selling, general and administrative
Telecommunications segment	4	1	6	12
Logistics segment	—	—	—	1

Subtotal	4	1	6	13

Total severance charges	$2	$2	$5	$16

Depreciation Rate Adjustments

On an annual basis, Embarq performs an analysis of the remaining life depreciation rates. Depreciation rates for various digital switching equipment, digital loop carrier equipment and high-speed Internet equipment were adjusted during 2008 and 2007, which resulted in depreciation expense being reduced by the following:

	Quarters Ended June 30,		Year to Date June 30,
	2008	2007	2008	2007
Depreciation expense reduction (millions)	$12	$11	$24	$23
Basic and diluted earning per share	$0.05	$0.04	$0.10	$0.09

Treasury Stock

Shares of common stock repurchased by Embarq are reflected as treasury stock on the trade date and are carried at cost, including any direct third-party fees. Embarq uses the weighted average cost method for the issue of common stock from treasury. In the event shares are not retired and subsequently issued from treasury, paid-in capital will increase for any gains and paid-in capital, or retained earnings in the event of a deficit in paid-in capital, will decrease for any losses.

Spin-Off Related Expenses

Embarq replicated or otherwise arranged for replacement of certain facilities, systems, infrastructure and personnel related to functions historically performed by Sprint Nextel and successfully completed the exit of all remaining transitional agreements in May 2008.

No significant spin-off expenditures were incurred during the year to date period ended June 30, 2008. Embarq incurred the following spin spin-off related charges and capital expenditures for the quarter and year to date period ended June 30, 2007:

	Quarter	Year to Date
	(millions)
Spin-off related charges	$8	$17
Capital expenditures	2	6

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

Recently Issued Accounting Pronouncements

Emerging Issues Task Force (EITF), 03-6-1, Determining Whether Instruments Granted in Share-based Payment Transactions are Participating Securities. This standard concluded that unvested share-based payment awards that contain a nonforfeitable right to receive dividends, whether paid or unpaid, are participating securities and should be included in the computation of earnings per share pursuant to the two-class method prescribed under SFAS No. 128, Earnings per Share. This standard is effective for fiscal years beginning after December 15, 2008 with early adoption prohibited. Embarq is evaluating the impact of this standard but does not believe it will have a material impact on basic or diluted earnings per share.

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

In December 2007, a group of retirees filed a putative class action lawsuit in the United States District Court for the District of Kansas, challenging the decision to make certain modifications to Embarq’s retiree benefits programs generally effective January 1, 2008. See Note 5, Employee Benefit Plans. Defendants include Embarq Corporation, certain of its benefits plans, its Employee Benefits Committee and its plan administrator. Additional defendants include Sprint Nextel and certain of its benefits plans. In addition, a complaint in arbitration has been filed by 15 former Centel executives, similarly challenging the benefits changes. Embarq and other defendants intend to vigorously contest these claims and charges.

In addition, Embarq is subject to various other lawsuits, regulatory proceedings against Embarq and other claims typical for a business enterprise. While it is not possible to determine the ultimate disposition of each of these proceedings and whether they will be resolved consistent with Embarq’s expectations, Embarq expects that the outcome of these proceedings, individually or in the aggregate, will not have a material adverse effect on its financial condition, results of operations or liquidity.

Purchase Commitments: Network Operations Center

During the second quarter 2008, Embarq entered into a seven year outsourcing agreement for traffic monitoring services and technical support for its voice network operations. Certain Embarq employees are expected to become employees of the vendor during the third quarter when the arrangement is expected to become effective. Embarq’s contractual obligation, based on expected call traffic volume, is estimated to be approximately $27 million annually, which will also be reflected as cost of services in the Consolidated Statements of Operations and Comprehensive Income (Unaudited).

Note 3. Debt and Financial Instruments

During 2008, Embarq increased outstanding borrowings under its credit agreement by $110 million, entirely through net advances on the revolving credit facility. Additionally, Embarq made $19 million in scheduled principal payments.

As of June 30, 2008, Embarq’s long-term debt had a carrying value of approximately $6.0 billion and a fair value of approximately $5.7 billion. This fair value was computed based on observable market transactions and through discounted cash flow analysis using market-based credit spreads.

Note 4. Income Taxes

Embarq records deferred income taxes based on temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their tax basis.

The differences that caused Embarq’s effective income tax rates to vary from the 35% federal statutory rate for income taxes related to continuing operations were as follows:

	Year to Date June 30,
	2008	2007
	(millions)
Income tax expense at the federal statutory rate	$231	$193
Effect of:
State income taxes, net of federal income tax effect	9	22
Other, net	2	—

Income tax expense	$242	$215

Effective income tax rate	36.7%	39.0%

In the fourth quarter of 2007, Embarq modified its legal entity structure, which resulted in a reduction of state income tax expense. Also, a favorable negotiated state income tax settlement in the first quarter of 2008 reduced state income tax expense for 2008 by $5 million.

Note 5. Employee Benefit Plans

The components of net periodic benefit cost were as follows:

	Quarter Ended June 30, 2008		Quarter Ended June 30, 2007
	Pension Benefits	Other Post- retirement Benefits	Pension Benefits	Other Post- retirement Benefits
	(millions)
Service cost	$14	$2	$14	$2
Interest cost	50	4	49	9
Expected return on plan assets	(68)	(1)	(66)	(1)
Amortization of prior service cost (benefit)	3	(13)	4	(15)
Amortization of actuarial losses	8	3	10	4

Net cost (benefit)	$7	$(5)	$11	$(1)

	Year to Date June 30, 2008		Year to Date June 30, 2007
	Pension Benefits	Other Post- retirement Benefits	Pension Benefits	Other Post- retirement Benefits
	(millions)
Service cost	$28	$4	$28	$4
Interest cost	101	8	97	18
Expected return on plan assets	(137)	(2)	(131)	(2)
Amortization of prior service cost (benefit)	6	(26)	8	(29)
Amortization of actuarial losses	17	6	20	8

Net cost (benefit)	$15	$(10)	$22	$(1)

During the second quarter of 2007, Embarq amended its other postretirement medical and life insurance plans to eliminate medical coverage and Medicare premium subsidies for Medicare-eligible retirees and Medicare-eligible beneficiaries and cap the maximum amount of life insurance benefits through the company-sponsored plan for qualified retirees at $10 thousand, effective January 1, 2008. In addition, effective September 1, 2007, Embarq eliminated company-provided life insurance coverage for retirees who also have benefits through a separate subsidiary company-sponsored plan.

In March 2008, Embarq became aware of transactions that involved the inadvertent receipt of funds by the plan sponsors from the assets of the defined benefit pension plans in which Embarq’s employees and retirees currently participate, and in which they participated before the spin-off. These transactions, which began in 2002 and continued through March 2008, require payments to the plans’ trusts. With respect to the period following the spin-off, Embarq paid all amounts owed to its plan’s trust. For the period before the spin-off, the Embarq plan’s trust may receive additional funds from the pre-spin-off plan or pre-spin-off plan sponsor related to these transactions. While it is not possible for Embarq to determine the ultimate disposition of the pre-spin-off amount and whether it will be resolved consistent with current expectations, the eventual outcome is not expected to have a material adverse effect on Embarq’s financial condition, results of operations or liquidity.

Note 6. Stock-based Compensation

Second Quarter 2008

On May 1, 2008, approximately 20 thousand restricted stock units were granted to non-employee members of the board of directors as part of their annual compensation program. These awards had a fair value of $43.08 per restricted stock unit resulting in approximately $1 million in compensation expense that will be recognized over the one year vesting term.

First Quarter 2008

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

Note 7. Business Segment Information

Embarq has two segments, Telecommunications and Logistics. The Telecommunications segment provides a suite of integrated communication services including local and long distance voice, data, high-speed Internet, satellite video, professional services and communications equipment to consumer and business customers primarily within Embarq’s local service territories in 18 states. The Telecommunications segment also provides access to Embarq’s local network and other wholesale communications services primarily to other carriers, wireless providers and correctional institutions. The Logistics segment engages in wholesale product distribution, logistics and configuration services.

Embarq manages its segments to the operating income level. Items, such as interest, other income and expense and income taxes are managed at the consolidated level. The reconciliation of operating income to net income is shown in the accompanying Consolidated Statements of Operations and Comprehensive Income (Unaudited).

The financial information by operating segment was as follows:

	Quarter Ended June 30, 2008			Quarter Ended June 30, 2007
	Telecommunications	Logistics	Consolidated	Telecommunications	Logistics	Consolidated
	(millions)
Voice	$994	$—	$994	$1,071	$—	$1,071
Data	199	—	199	188	—	188
High-speed Internet	137	—	137	121	—	121
Other	77	—	77	74	—	74

Service revenues	1,407	—	1,407	1,454	—	1,454
Product revenues	32	110	142	28	123	151

Total net operating revenues	$1,439	$110	$1,549	$1,482	$123	$1,605

Operating income	$424	$4	$428	$396	$4	$400

	Year to Date June 30, 2008			Year to Date June 30, 2007
	Telecommunications	Logistics	Consolidated	Telecommunications	Logistics	Consolidated
	(millions)
Voice	$2,018	$—	$2,018	$2,155	$—	$2,155
Data	397	—	397	377	—	377
High-speed Internet	270	—	270	237	—	237
Other	155	—	155	143	—	143

Service revenues	2,840	—	2,840	2,912	—	2,912
Product revenues	55	225	280	50	232	282

Total net operating revenues	$2,895	$225	$3,120	$2,962	$232	$3,194

Operating income	$860	$2	$862	$770	$1	$771

Note 8. Supplemental Cash Flow Information and Non-Cash Activities

Embarq’s supplemental cash flow information and non-cash activities were as follows:

	Year to Date June 30,
	2008	2007
	(millions)
Supplemental Cash Flow Information
Cash paid for interest, net of amounts capitalized	$201	$221
Cash paid for income taxes	209	290
Non-Cash Activities
Capital expenditure accrual	$(16)	$15
Cash held in escrow from the sale of assets	10	5
Pending settlement of repurchases of common stock	11	—
Dividends accrued	1	—
Extinguishment of debt	—	3
Issuance of treasury stock to the Employee Stock Purchase Plan	—	2

Note 9. Subsequent Events

From July 1 through July 25, 2008, Embarq repurchased 1.7 million shares of common stock for a total of $78 million, representing an average price of $44.65 per share.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Embarq Corporation:

We have reviewed the accompanying consolidated balance sheet of Embarq Corporation and subsidiaries (the “Company”) as of June 30, 2008, the related consolidated statements of operations and comprehensive income for the three-month and six-month periods ended June 30, 2008 and 2007, the related consolidated statements of cash flows for the six-month periods ended June 30, 2008 and 2007, and the related consolidated statement of stockholders’ equity for the six-month period ended June 30, 2008. These consolidated financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Embarq Corporation and subsidiaries (the “Company”) as of December 31, 2007, and the related consolidated statements of operations and comprehensive income, cash flows and stockholders’ equity for the year then ended (not presented herein); and in our report dated February 28, 2008, we expressed an unqualified opinion on those consolidated financial statements. Our report on the consolidated financial statements and the related financial statement schedule refers to the adoption of the provisions of FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, as of December 31, 2005. Also, as discussed in Note 6 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 158, Employers Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R), as of December 31, 2006. Lastly, as discussed in Note 5 to the consolidated financial statements, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes- an Interpretation of FASB Statement No. 109, as of January 1, 2007. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2007, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

Kansas City, Missouri

July 30, 2008

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

Future performance cannot be ensured. Actual results may differ materially from those in the forward-looking statements. Some factors that could cause our actual results to differ include, but are not limited to:

•	the effects of vigorous competition in the markets in which we operate, including access line loss to cable operators and wireless providers;

•	the impact of new, emerging and competing technologies on our business;

•	the effect of changes in the legal and regulatory environment and the impact of compliance with regulatory mandates;

•	potential fluctuations in our financial performance, including revenues, capital expenditures and operating expenses;

•	the impact of any adverse change in the ratings assigned to our debt by ratings agencies on the cost of financing or the ability to raise additional financing if needed;

•	the effects of mergers, consolidations or other unexpected developments in the industries relevant to our operations;

•	the failure to realize expected improvement in operating efficiencies;

•	the costs and business risks associated with the development of new products and services;

•	the uncertainties related to our investments in networks, systems and other businesses;

•	the uncertainties related to the implementation of our business strategies;

•	the inability of third parties to perform to our requirements under agreements related to our business operations;

•	our ownership of or ability to license technology that may be necessary to expand our business offerings;

•	restrictions in our patent agreement with Sprint Nextel;

•	unexpected adverse results of legal proceedings involving our company;

•	the impact of equipment failure or other breaches of network or information technology security;

•	potential work stoppages;

•	a determination by the IRS that the spin-off from Sprint Nextel should be treated as a taxable transaction;

•	the volatility in the equity market;

•

the effects of changes in both general and local economic conditions on the markets we serve, which can impact demand for our products and services; customer purchasing decisions; collectability of revenue; and required levels of capital expenditures related to new construction of residences and businesses;

•	the possible impact of adverse changes in political or other external factors over which we have no control, including hurricanes and other severe weather; and

•	other risks referenced in our Annual Report on Form 10-K, including in Part I, Item 1A, “Risk Factors”, and from time to time in other filings of ours with the SEC.

You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this document. Except as required by law, we undertake no obligation to publicly update or release any revisions to these forward-looking statements to reflect any events or circumstances after the date of this document or to reflect the occurrence of unanticipated events.

OVERVIEW

Operations

We provide a suite of integrated communications services to consumer and business customers primarily in our local service territories in 18 states. Our service and product offerings include local and long distance voice, data, high-speed Internet, satellite video, professional services and communications equipment. In addition, we continue to serve existing wireless customers acquired under our mobile virtual network operator arrangement with Sprint Nextel; however, as part of our orderly transition away from providing these services, we have curtailed most sales activities.

We also provide wholesale services primarily to other carriers, wireless providers and correctional institutions. Services offered include switched access, special access, intelligent network database, collocation, resale switched access lines, pay telephone, unbundled network elements, high speed data services and billing and collection services.

Through our Logistics segment, we engage in wholesale product distribution, logistics and configuration services.

Our mission is to profitably serve targeted customers through simple solutions and a customer experience that satisfies their personal and business needs. Our strategy for success in the marketplace has five key elements: 1) innovate in everything we do, 2) drive productivity and cost efficiency, 3) win and retain targeted customers, 4) drive value though the delivery of broadband services and 5) explore and pursue growth opportunities complementary to our core business.

Consistent with the past several years, we have continued to experience overall declines in telecommunications net operating revenue during 2008. Historically, these overall declines have resulted from voice revenue reductions driven by switched access line losses, somewhat offset by growth in data and high-speed Internet revenue. In recent quarters, voice revenue declines and line loss trends have been comparatively worse. We believe these recent trends are partially the result of general and local economic conditions in the markets we serve. The partial offset of voice revenue declines from growth in data services and high-speed Internet revenue is expected to continue based on recent results and trends; however, the amount of offset may decline in the future due to expected reduced rates of growth for these products and services.

The following table reflects information about our switched access lines:

	Lines Served	Quarterly Line Loss				Annual Line Loss
	June 30, 2008	June 30, 2008		June 30, 2007		June 30, 2008		June 30, 2007
	(thousands)
Primary	3,755	(128)	(3.3)%	(109)	(2.6)%	(370)	(9.0)%	(300)	(6.8)%
Additional	274	(15)	(5.2)%	(18)	(5.1)%	(62)	(18.5)%	(74)	(18.0)%

Total Consumer	4,029	(143)	(3.4)%	(127)	(2.8)%	(432)	(9.7)%	(374)	(7.7)%
Business	1,841	(20)	(1.1)%	(13)	(0.7)%	(55)	(2.9)%	(28)	(1.5)%
Wholesale	152	(7)	(4.4)%	(8)	(4.3)%	(24)	(13.6)%	(32)	(15.4)%

Total	6,022	(170)	(2.7)%	(148)	(2.2)%	(511)	(7.8)%	(434)	(6.2)%

Beginning in 2008, we no longer include in our business switched access line counts those lines that support our internal administrative and operational activities. Accordingly, the business access line counts at June 30, 2007, were adjusted by 158 thousand access lines to reflect this change.

Consumer switched access line losses represent the most significant portion of our losses. These losses were primarily attributed to an increasing overlap of cable operators within our local service territories offering VoIP, as well as an increasing number of customers choosing to discontinue traditional wireline phone service to rely solely on wireless services.

Product substitution among our offerings also contributes to our access line losses. Certain of our business access line losses result from the conversion to our data services. These substitutions result in a reduction in the number of switched access lines we serve, but do not represent a loss of the customer relationship.

For the year to date period ended June 30, 2008, our high-speed Internet subscribers increased to approximately 1.4 million subscribers, which is an increase of 18% as compared to the same period in 2007, while associated revenue increased 14%.

Demand during the quarter for data services continued to be strong. Our data services consist mainly of dedicated circuits connecting other carriers’ networks to their customers’ locations, wireless carriers’ cell towers to mobile switching centers or business customers to our network. Revenue associated with these services increased 5% for the year to date period ended June 30, 2008, compared to the same period in 2007.

Satellite video service is also a growing element of our bundled service offers that we currently offer through sales agency relationships with various satellite video service providers. As of June 30, 2008, we had 239 thousand satellite video service subscribers, compared to 178 thousand as of June 30, 2007.

To measure our success in our consumer bundling initiatives as well as attracting and retaining high value customers, average monthly revenue per household (ARPH) is a measure that we closely monitor. This measure is calculated by dividing one sixth of year to date consumer revenue by average primary consumer access lines.

	Year to Date June 30,		Difference
	2008	2007	Amount	%
Consumer revenue (millions)	$1,297	$1,345	$(48)	(3.6)%
Average primary consumer access lines (thousands)	3,862	4,207	(345)	(8.2)%

ARPH	$55.97	$53.28	$2.69	5.0%

Spin-Off Related Expenditures

We replicated or otherwise arranged for replacement of certain facilities, systems, infrastructure and personnel related to functions historically performed by Sprint Nextel and successfully completed the exit of all remaining transitional agreements in May 2008.

No significant spin-off expenditures were incurred during the year to date period ended June 30, 2008. We incurred the following spin spin-off related charges and capital expenditures for the quarter and year to date periods ended June 30, 2007:

	Quarter	Year to Date
	(millions)
Spin-off related charges	$8	$17
Capital expenditures	2	6

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

Recently Issued Accounting Pronouncements

EITF 03-6-1, Determining Whether Instruments Granted in Share-based Payment Transactions are Participating Securities. This standard concluded that unvested share-based payment awards that contain a nonforfeitable right to receive dividends, whether paid or unpaid, are participating securities and should be included in the computation of earnings per share pursuant to the two-class method prescribed under SFAS No. 128. This standard is effective for fiscal years beginning after December 15, 2008 with early adoption prohibited. We are evaluating the impact of this standard but do not believe it will have a material impact on basic or diluted earnings per share.

RESULTS OF OPERATIONS

	Quarters Ended June 30,		Year to Date June 30,
	2008	2007	2008	2007
	(millions)
Net Operating Revenues
Telecommunications segment	$1,439	$1,482	$2,895	$2,962
Logistics segment	110	123	225	232

Total net operating revenues	$1,549	$1,605	$3,120	$3,194

Operating Income
Telecommunications segment	$424	$396	$860	$770
Logistics segment	4	4	2	1

Total operating income	$428	$400	$862	$771

Net Income	$206	$176	$418	$336

Segmental Results of Operations – Telecommunications

Our Telecommunications segment consists of regulated local phone companies serving approximately 6 million access lines primarily in 18 states as of June 30, 2008. We provide a suite of integrated communication services including local and long distance voice, data, high-speed Internet, satellite video, professional services and communications equipment to consumer and business customers primarily in our local service territories. We also provide access to our local network and other wholesale communications services primarily to other carriers, wireless providers and correctional institutions.

	Quarters Ended June 30,				Difference
(millions)	2008	% of Revenues	2007	% of Revenues	$ / Percent
Net operating revenues
Voice	$994	69%	$1,071	72%	$(77)	(7)%
Data	199	14%	188	13%	11	6%
High-speed Internet	137	10%	121	8%	16	13%
Other	77	5%	74	5%	3	4%

Service revenues	1,407	98%	1,454	98%	(47)	(3)%
Product revenues	32	2%	28	2%	4	14%

Total net operating revenues	1,439	100%	1,482	100%	$(43)	(3)%
Operating expenses
Costs of services	381	27%	404	27%	(23)	(6)%
Costs of products	33	2%	33	2%	—	—%
Selling, general and administrative	355	25%	387	26%	(32)	(8)%
Depreciation	246	17%	262	18%	(16)	(6)%

Total operating expenses	1,015	71%	1,086	73%	(71)	(7)%

Operating income	$424	29%	$396	27%	$28	7%

Capital expenditures	$181		$188		$(7)	(4)%

Switched access lines (thousands)	6,022		6,533		(511)	(7.8)%

Switched access minutes of use (millions)	6,370		7,066		(696)	(10)%

High-speed Internet subscribers (thousands)	1,364		1,156		208	18%

	Year to Date June 30,				Difference
(millions)	2008	% of Revenues	2007	% of Revenues	$ / Percent
Net operating revenues
Voice	$2,018	70%	$2,155	73%	$(137)	(6)%
Data	397	14%	377	13%	20	5%
High-speed Internet	270	9%	237	8%	33	14%
Other	155	5%	143	4%	12	8%

Service revenues	2,840	98%	2,912	98%	(72)	(2)%
Product revenues	55	2%	50	2%	5	10%

Total net operating revenues	2,895	100%	2,962	100%	(67)	(2)%
Operating expenses
Costs of services	770	27%	821	28%	(51)	(6)%
Costs of products	66	2%	63	2%	3	5%
Selling, general and administrative	703	24%	779	26%	(76)	(10)%
Depreciation	496	17%	529	18%	(33)	(6)%

Total operating expenses	2,035	70%	2,192	74%	(157)	(7)%

Operating income	$860	30%	$770	26%	$90	12%

Capital expenditures	$360		$370		$(10)	(3)%

Switched access minutes of use (millions)	13,253		14,642		(1,389)	(9)%

Net Operating Revenues

Net operating revenues decreased $43 million for the quarter and decreased $67 million for the year to date period ended June 30, 2008, compared to the same periods in 2007. Variances in individual categories of revenue are discussed below.

Voice

Voice revenues include monthly recurring fees for local service, enhanced calling features and long distance. Additionally, voice revenues include access and other wholesale services to other carriers to enable connectivity to our network as well as USF receipts and customer surcharges. Voice revenues declined $77 million for the quarter and decreased $137 million for the year to date period ended June 30, 2008, compared to the same periods in 2007.

The following table lists the major drivers of these changes:

	Increase (Decrease)
	Quarter	Year to Date
	(millions)
Decline in local voice revenues primarily due to access line losses	$(54)	$(102)
Decline in long-distance voice revenues primarily due to access line losses and yield declines	(6)	(13)
Decline in access revenues primarily associated with lower access minutes of use	(9)	(14)
Other	(8)	(8)

Total decrease	$(77)	$(137)

Data

Data revenues represent data network services sold to business customers and special access services sold to other carriers. Data revenues increased $11 million for the quarter and increased $20 million for the year to date period ended June 30, 2008, compared to the same periods in 2007. The following table lists the major drivers of these changes:

	Increase (Decrease)
	Quarter	Year to Date
	(millions)
Special access revenue	$7	$15
Other	4	5

Total increase	$11	$20

High-speed Internet

High-speed Internet revenues increased $16 million for the quarter and increased $33 million for the year to date period ended June 30, 2008, compared to the same periods in 2007. These increases are due to an 18% increase in subscribers at June 30, 2008, compared to June 30, 2007.

Other Service

Other service revenues mainly includes professional services, intelligent network database services, billing and collection services, wireless and sales of services through various sales agency relationships, including our satellite video service offering. Other service revenues increased $3 million for the quarter and increased $12 million for the year to date period ended June 30, 2008, compared to the same periods in 2007. These increases were primarily related to wireless and professional services revenue.

Product Revenues

Product revenues are derived mainly from sales of customer premises equipment, or CPE, which is communications equipment that resides at a business customer’s location for the management of voice and data networks and applications. Sales of high-speed Internet equipment to our customers also are reflected in product revenues. Product revenues increased $4 million for the quarter and increased $5 million for the year to date period ended June 30, 2008, compared to the same periods in 2007.

Costs of Services

Costs of services include costs to operate and maintain the local network including employee-related costs directly supporting our network, costs directly associated with various service offerings, intercarrier compensation (such as access payments and reciprocal compensation), federal and state USF assessments and various operating taxes. Cost of services decreased $23 million for the quarter and decreased $51 million for the year to date period ended June 30, 2008, compared to the same periods in 2007. The following table lists the major drivers of these changes:

	Increase (Decrease)
	Quarter	Year to Date
	(millions)
Network labor, benefits and severance charges	$(5)	$(24)
High-speed Internet service costs, primarily due to web hosting	(3)	(9)
Long-distance costs primarily related to purchased minutes of use	(7)	(8)
Intercarrier compensation	(4)	(7)
Other costs	(4)	(3)

Total decrease	$(23)	$(51)

Costs of Products

Costs of products was comparable for the quarter and increased $3 million for the year to date period ended June 30, 2008, compared to the same periods in 2007. The 2008 cost increase is primarily related to the product revenue increases noted above as well as adjustments to the carrying value of wireless handsets in 2008.

Selling, General and Administrative

Selling, general and administrative (SGA) costs, includes costs associated with selling and marketing, customer service, information technology, bad debt expense, general corporate costs and all other employee-related costs. These costs decreased $32 million for the quarter and decreased $76 million for the year to date period ended June 30, 2008, compared to the same periods in 2007. The following table lists the major drivers of these changes:

	Increase (Decrease)
	Quarter	Year to Date
	(millions)
Labor and benefits costs	$(16)	$(41)
Severance charges	3	(6)
Spin-off related charges	(8)	(17)
Systems and process improvement initiatives	(10)	(19)
Other	(1)	7

Total decrease	$(32)	$(76)

SGA costs include charges for estimated bad debt expense. The reserve for bad debt requires management’s judgment and is based on many factors. Bad debt expense increased to approximately 1.7% of net operating revenues in the year to date period ended June 30, 2008, compared to 1.2% for the same period in 2007. The increase is partially due to additional expense associated with our wireless offering and current economic factors.

Depreciation

Depreciation expense decreased $16 million for the quarter and decreased $33 million for the year to date period ended June 30, 2008, compared to the same periods in 2007. The following table lists the major drivers of these changes:

	Increase (Decrease)
	Quarter	Year to Date
	(millions)
2008 depreciation rate reductions	$(12)	$(24)
2007 depreciation adjustments resulting from prior year sales and use tax assessments	(2)	(8)
Lower net additions to property, plant and equipment	—	(4)
Other	(2)	3

Total decrease	$(16)	$(33)

Segmental Results of Operations – Logistics

Through our Logistics segment, we procure, configure, service and distribute equipment, materials and supplies to the communications industry. The products that we offer include outside plant, business communication systems, telephones and accessories and network access equipment from leading manufacturers.

	Quarters Ended June 30,				Difference
(millions)	2008	% of Revenues	2007	% of Revenues	$ / Percent
Net operating revenues	$110	100%	$123	100%	(13)	(11)%
Operating expenses
Costs of products and services	99	90%	109	89%	(10)	(9)%
Selling, general and administrative	6	5%	8	6%	(2)	(25)%
Depreciation and amortization	1	1%	2	2%	(1)	(50)%

Total operating expenses	106	96%	119	97%	(13)	(11)%

Operating income	$4	4%	$4	3%	$—	—%

	Year to Date June 30,				Difference
(millions)	2008	% of Revenues	2007	% of Revenues	$ / Percent
Net operating revenues	$225	100%	$232	100%	(7)	(3)%
Operating expenses
Costs of products and services	205	91%	206	89%	(1)	—%
Selling, general and administrative	16	7%	20	9%	(4)	(20)%
Depreciation and amortization	2	1%	5	2%	(3)	(60)%

Total operating expenses	223	99%	231	100%	(8)	(3)%

Operating income	$2	1%	$1	—%	$1	100%

Capital expenditures	$—		$1		$(1)	(100)%

Net Operating Revenues

Revenues from the Logistics segment decreased $13 million for the quarter and decreased $7 million for the year to date period ended June 30, 2008, compared to the same periods in 2007. These declines were primarily related to reductions in customer spending resulting from general economic factors partially offset by revenue related to a supply contract that originated in the third quarter of 2007.

Cost of Products and Services

Cost of products and services includes costs of equipment sold and other operating taxes. These costs decreased $10 million for the quarter and decreased $1 million for the year to date period ended June 30, 2008, compared to the same periods in 2007. The drivers of these changes are directly associated with the revenue factors noted above.

Selling, General and Administrative

Selling, general and administrative expense decreased $2 million for the quarter and decreased $4 million for the year to date period ended June 30, 2008, compared to the same periods in 2007. This decrease was primarily related to a decrease in severance charges and ongoing labor and benefits costs, as well as a gain related to the sale of a distribution facility.

Consolidated Non-operating Items

	Quarters Ended June 30,		Year to Date June 30,
	2008	2007	2008	2007
	(millions)
Interest expense	$100	$111	$204	$220
Other (income) expense, net	(1)	—	(2)	—
Income tax expense	123	113	242	215

Interest Expense

Interest expense decreased $11 million for the quarter and decreased $16 million for the year to date period ended June 30, 2008, compared to the same periods in 2007. This decrease is primarily due to the reduction of debt outstanding under our credit agreement as well as declines of interest rates related to these borrowings. Our effective interest rate on long-term debt decreased to 7.0% for the year to date period ended June 30, 2008 as compared to 7.2% for the same period in 2007. See “Liquidity and Capital Resources” below for more information about our financing activities.

Income Tax Expense

Income tax expense increased $10 million for the quarter and increased $27 million for the year to date period ended June 30, 2008, compared to the same periods in 2007. This increase was primarily the result of income before income taxes increasing $40 million for the quarter and $109 million for the year to date period ended June 30, 2008, compared to the same periods in 2007. This increase was a result of the various factors discussed in the sections above, partially offset by reduced state income taxes resulting from a favorable negotiated settlement in 2008 and the modification of our legal entity structure in the fourth quarter of 2007.

LIQUIDITY AND CAPITAL RESOURCES

We manage our liquidity and capital resource needs primarily through managing the capital allocation of internally generated funds.

Cash Flows

The following table summarizes our decrease in cash and equivalents for the year to date periods ended June 30, 2008 and 2007:

	Year to Date June 30,
	2008	2007
	(millions)
Operating activities	$843	$705
Investing activities	(354)	(348)
Financing activities	(508)	(396)

Decrease in cash and equivalents	$(19)	$(39)

Operating Activities

Net cash provided by operating activities increased $138 million in the year to date period ended June 30, 2008, compared to the same period in 2007, based on the following:

Increase (Decrease)
(millions)
Collections from customers	$(62)
Payments to employees and suppliers	99
Interest payments	20
Income tax payments, net	81

Total increase in cash provided by operating activities	$138

The changes in cash from operations as detailed in the table above were impacted by the drivers discussed in “Results of Operations,” as well as the timing of certain working capital and income tax requirements.

Investing Activities

Net cash used by investing activities increased $6 million in the year to date period ended June 30, 2008, compared to the same period in 2007.

Capital expenditures account for the majority of our investing activities. Our capital expenditures primarily fund new service addresses, increased network capacity and regulatory mandates; internal infrastructure; new capabilities; and sales success based expenditures primarily related to growth in high-speed Internet and data services. Capital expenditures of $360 million in the year to date period ended June 30, 2008, decreased $11 million from the same period in 2007. The following table shows the major drivers of these changes:

Increase (Decrease)
(millions)
Network expansion and mandates	$(46)
Internal infrastructure	7
New capabilities	11
Sales success based	17

Total decrease in capital expenditures	$(11)

Proceeds from sales of assets decreased $16 million in the year to date period ended June 30, 2008, compared to the same period in 2007. This decrease was primarily related to proceeds received in the first quarter of 2007 related to the sales of rural telephone exchanges in the fourth quarter of 2006.

Financing Activities

Net cash used by financing activities increased $112 million in the year to date period ended June 30, 2008, compared to the same period in 2007. The following table shows the major drivers of this change:

Increase (Decrease)
(millions)
Net changes in long-term debt	$(423)
Dividends paid to stockholders	34
Repurchase of common shares	388
Common stock issued	88
Other	25

Total increase in cash used by financing activities	$112

Capital Requirements

We currently expect capital expenditures, net of proceeds from construction reimbursements, for 2008 to be approximately $740 million. We continue to review capital expenditure requirements and will adjust spending and capital investment in response to operational needs, customer demand and changes in the levels of new construction activity in the markets we serve.

Liquidity

Since our spin-off in 2006, cash provided by operating activities has been more than sufficient to fund our ongoing capital investment requirements, repay scheduled maturities on outstanding debt and pay regular quarterly dividends to stockholders. As a result, we have been able to increase our dividend payouts, make discretionary payments on outstanding debt and initiate the stock repurchase program approved by our board of directors in early 2008. For 2008 and the next few years, despite the impact of continuing access line losses and increased competition, we believe cash provided by operating activities will be sufficient to fund our capital investment requirements, dividend payouts at current levels, the approved stock repurchase program and scheduled maturities on debt for the remainder of 2008 and subsequent years (which are $80 million in 2008 and $2 million in both 2009 and 2010).

Our total indebtedness at June 30, 2008, was approximately $6.0 billion, consisting of $4.5 billion in senior notes, $880 million in direct borrowings under our credit agreement and $605 million of other debt. As of June 30, 2008, we had approximately $0.9 billion of availability under our $1.5 billion revolving credit facility, which reflects direct borrowings of $520 million and issued letters of credit of $32 million. The credit agreement expires in 2011, and the initial tranches of our notes mature in 2013. We are in compliance with all applicable financial covenants associated with our borrowings.

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

We expect to pay regular quarterly dividends. Thus far, in 2008 we have paid two quarterly dividends of $0.6875 per common share each. Our ability to fund a regular quarterly dividend will be impacted by our ability to generate cash from operations. The declaration, amount and timing of future dividends will be at the discretion of our board of directors, and will depend upon many factors, including our financial condition, results of operations, growth prospects, funding requirements, applicable law and other factors our board of directors deems relevant.

On January 9, 2008, our board of directors authorized a program for the repurchase of our common stock for an aggregate purchase price of up to $500 million until June 30, 2009. We anticipate purchasing shares either in the open market or through private transactions, depending on market conditions and other factors, in accordance with applicable securities laws. As of July 25, 2008, we have repurchased 11.3 million shares of common stock (representing approximately 7% of our outstanding shares) for a total of $479 million, representing an average price of $42.31 per share.

In connection with the spin-off, we established our own pension and other postretirement benefit plans. Our pension plans are funded in excess of current federal minimum requirements. Contributions during 2008 are currently expected to be approximately $75 million; however, the final determination of contribution levels will be made during the third quarter, based on projected plan assets, liabilities and other relevant information. See Note 5, Employee Benefit Plans, of the Condensed Notes to the Consolidated Financial Statements (Unaudited), for additional information. Contributions to our other postretirement benefit plans, including medical and life insurance benefits, are expected to be approximately $30 million in 2008.

In December 2007, a group of retirees filed a putative class action lawsuit in the United States District Court for the District of Kansas, challenging certain modifications to our retiree benefit programs. See Note 2, Commitments and Contingencies, of the Condensed Notes to the Consolidated Financial Statements (Unaudited), for additional information.

Purchase Commitments

Our total purchase obligations and other items as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007, has increased by approximately $195 million as of June 30, 2008. This increase is primarily related to a seven year outsourcing agreement for traffic monitoring services and technical support for our voice network operations; beginning in the third quarter 2008, we expect to incur expenses totaling approximately $27 million annually during the term of this arrangement, which will be reflected as cost of services in the Consolidated Statements of Operations and Comprehensive Income (Unaudited).

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

Approximately 85% of our outstanding debt at June 30, 2008, is fixed-rate debt. While changes in interest rates impact the fair value of this debt, there is no impact on earnings and cash flows.

We perform interest rate sensitivity analyses on our variable-rate debt. These analyses indicate that a 1% change in interest rates would have an annual pre-tax impact of $9 million on the Consolidated Statements of Operations and Comprehensive Income (Unaudited) and Consolidated Statements of Cash Flows (Unaudited) at June 30, 2008. While earnings and cash flows are impacted as interest rates change, our variable-rate debt is not subject to changes in fair values.

We also perform a sensitivity analysis on the fair market value of our outstanding debt. A 10% decrease in market interest rates would cause an increase of approximately $55 million in fair market value of our outstanding debt at June 30, 2008.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act, and in connection with the preparation of this quarterly report on Form 10-Q, our management, including the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer each concluded that the design and operation of the disclosure controls and procedures were effective as of June 30, 2008, in providing assurance that information required to be disclosed in reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and in providing reasonable assurance that the information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

During the second quarter of 2008, there have been no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. – OTHER INFORMATION

Item 1. Legal Proceedings

In December 2007, a group of retirees filed a putative class action lawsuit in the United States District Court for the District of Kansas, challenging the decision to make certain modifications to Embarq’s retiree benefits programs generally effective January 1, 2008. See Note 5, Employee Benefit Plans of the Condensed Notes to Consolidated Financial Statements (Unaudited). Defendants include Embarq Corporation, certain of its benefits plans, its Employee Benefits Committee and its plan administrator. Additional defendants include Sprint Nextel and certain of its benefits plans. In addition, a complaint in arbitration has been filed by 15 former Centel Corporation executives, similarly challenging the benefits changes. Embarq and other defendants intend to vigorously contest these claims and charges.

In addition, Embarq is subject to various other lawsuits, regulatory proceedings against Embarq and other claims typical for a business enterprise. While it is not possible to determine the ultimate disposition of each of these proceedings and whether they will be resolved consistent with Embarq’s expectations, Embarq expects that the outcome of these proceedings, individually or in the aggregate, will not have a material adverse effect on its financial condition, results of operations or liquidity.

Item 1A. Risk Factors

There have been no material changes to the risk factors, disclosed in Item 1A to Part I in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Quarter Ended June 30, 2008	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Program
April 1 through April 30	2,982,942	$39.55	2,982,942	$246,662,136
May 1 through May 31	1,639,768	45.12	1,639,768	172,679,789
June 1 through June 30	1,600,655	45.89	1,600,655	99,233,210

Total	6,223,365	$42.64	6,223,365	$99,233,210

(1)	Repurchases were made pursuant to an automatic trading plan executed pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and were executed in accordance with the provisions of Rule 10b-18 of the Exchange Act.

(2)	Average Price Paid per Share does not include transaction costs.

(3)	On January 9, 2008, the Company announced a program to repurchase shares of its common stock in an aggregate amount of up to $500 million. This share repurchase program will terminate on June 30, 2009, unless extended by Embarq’s Board of Directors.

Item 3. Defaults Upon Senior Securities

There were no reportable events during the quarter ended June 30, 2008.

Item 4. Submission of Matters to a Vote of Security Holders

Our annual meeting of shareholders was held on May 1, 2008 in Overland Park, Kansas. Shareholders of record as of March 4, 2008 were entitled to vote at the annual meeting. At the close of business on the record date, there were 153,116,035 shares of our common stock outstanding and entitled to vote at the meeting. There were 138,626,085 shares represented at the annual meeting of shareholders.

At the annual meeting, nine directors were elected to serve a term of one year, the appointment of KPMG LLP as our independent registered public accounting firm for 2008 was ratified and the Embarq Corporation 2008 Equity Incentive Plan, the Embarq Corporation 2008 Employee Stock Purchase Plan and the material terms of performance goals for qualified performance-based compensation were approved. A shareholder proposal to require an advisory vote on compensation did not receive a majority vote and was not approved.

The following votes were cast for the election of each director to serve on our board for a term of one year until the 2009 annual meeting or until a successor has been elected and qualified:

	For	Withheld
Peter C. Brown	131,736,584	6,889,501
Steven A. Davis	137,409,712	1,216,373
Richard A. Gephardt	134,385,480	4,240,605
Thomas A. Gerke	137,392,496	1,233,589
John P. Mullen	137,421,602	1,204,483
William A. Owens	135,187,668	3,438,417
Dinesh C. Paliwal	136,617,202	2,008,883
Stephanie M. Shern	136,636,267	1,989,818
Laurie A. Siegel	136,627,515	1,998,570

The following votes were cast with respect to the proposal to ratify the appointment of KPMG LLP as our independent registered public accounting firm for the 2008 fiscal year:

For	Against	Abstain
136,728,668	867,048	1,030,367

The following votes were cast with respect to the approval of the Embarq Corporation 2008 Equity Incentive Plan:

For	Against	Abstain
97,273,806	27,554,735	1,027,924

The following votes were cast with respect to the approval of the Embarq Corporation 2008 Employee Stock Purchase Plan:

For	Against	Abstain
124,435,070	402,325	1,009,069

The following votes were cast with respect to the approval of the material terms of performance goals for qualified performance-based compensation:

For	Against	Abstain
122,226,479	2,581,015	1,038,970

The following votes were cast with respect to the consideration of a shareholder proposal to require an advisory vote on compensation:

For	Against	Abstain
48,978,654	72,568,505	4,299,305

Item 5. Other Information

There were no reportable events during the quarter ended June 30, 2008.

Item 6. Exhibits

Exhibit	Description

2.1*	Separation and Distribution Agreement (Incorporated by reference to Exhibit 2.1 to Amendment No. 4 to the Registration Statement on Form 10 (File No. 001-32732), filed with the Securities and Exchange Commission on May 2, 2006).

2.2*	Transition Services Agreement between Embarq Corporation (receiver) and Sprint Nextel Corporation (provider) dated as of January 20, 2006 (Incorporated by reference to Exhibit 2.2 to Amendment No. 3 to the Registration Statement on Form 10 (File No. 001-32732), filed with the Securities and Exchange Commission on April 28, 2006).

2.3*	Transition Services Agreement between Embarq Corporation (provider) and Sprint Nextel Corporation (receiver) dated as of January 20, 2006 (Incorporated by reference to Exhibit 2.3 to Amendment No. 3 to the Registration Statement on Form 10 (File No. 0001-32732), filed with the Securities and Exchange Commission on April 28, 2006.

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

001-32732), filed with the Securities and Exchange Commission on May 11, 2006).

10.1	Embarq Corporation 2008 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on May 2, 2008).

15.1	Letter Re Unaudited Interim Financial Information

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a).

Exhibit	Description

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Dated: July 30, 2008