Form 10-Q
period 2008-09-30
Embarq CORP
filed 2008-10-30
CIK 1350031

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

COMMON SHARES OUTSTANDING AT OCTOBER 28, 2008:

COMMON STOCK: 142,134,077

EMBARQ CORPORATION

PART I – FINANCIAL INFORMATION

Item  1. Financial Statements

EMBARQ CORPORATION

CONSOLIDATED BALANCE SHEETS

(millions, except per share data)

	As of September 30, 2008	As of December 31, 2007
	(Unaudited)
Assets
Current assets
Cash and equivalents	$83	$69
Accounts receivable, net of allowance for doubtful accounts of $55 and $60	548	616
Inventories, net	116	138
Deferred tax assets	96	76
Prepaid expenses and other current assets	86	87

Total current assets	929	986
Gross property, plant and equipment	21,031	20,802
Accumulated depreciation	(13,523)	(13,054)

Net property, plant and equipment	7,508	7,748
Goodwill	27	27
Prepaid pension asset	186	108
Other assets	44	32

Total	$8,694	$8,901

Liabilities and Stockholders’ Equity
Current liabilities
Current maturities of long-term debt	$2	$99
Accounts payable	303	387
Payroll and employee benefits	218	264
Accrued income taxes	40	27
Accrued operating taxes	110	97
Deferred revenue	190	202
Accrued interest	137	56
Other current liabilities	75	66

Total current liabilities	1,075	1,198
Noncurrent liabilities
Long-term debt	5,838	5,779
Deferred income taxes	1,166	1,130
Benefit plan obligations	317	320
Other noncurrent liabilities	230	210

Total noncurrent liabilities	7,551	7,439
Stockholders’ equity
Preferred stock, $.01 par value; 200 shares authorized; no shares issued	—	—
Common stock, $.01 par value; 1,250 shares authorized; 153.9 and 153.1 shares issued; 142.1 and 153.1 shares outstanding	2	2
Paid-in capital	(199)	(231)
Retained earnings	894	623
Accumulated other comprehensive income (loss)	(129)	(130)
Treasury stock, 11.8 and no shares held in treasury	(500)	—

Total stockholders’ equity	68	264

Total	$8,694	$8,901

See accompanying Condensed Notes to Consolidated Financial Statements (Unaudited)

EMBARQ CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

(millions, except per share data)

	Quarters Ended September 30,		Year to Date September 30,
	2008	2007	2008	2007
Net Operating Revenues
Service revenues	$1,377	$1,446	$4,217	$4,358
Product revenues	148	148	428	430

Total net operating revenues	1,525	1,594	4,645	4,788

Operating Expenses
Cost of services	421	417	1,192	1,238
Cost of products	137	149	407	418
Selling, general and administrative	362	405	1,081	1,204
Depreciation	252	260	750	794

Total operating expenses	1,172	1,231	3,430	3,654

Operating Income	353	363	1,215	1,134
Interest expense	101	108	305	328
Other (income) expense, net	(1)	(2)	(3)	(2)

Income Before Income Taxes	253	257	913	808
Income tax expense	93	100	335	315

Net Income	$160	$157	$578	$493

Amendments to and remeasurement of employee benefit plans, net of tax	—	(1)	—	(197)
Amortization of employee benefit plans prior service cost and actuarial losses, net of tax	(2)	—	(3)	(6)
Amortization of cash flow derivatives, net of tax	1	1	2	3

Comprehensive Income, Net of Tax	$161	$157	$579	$693

Earnings per Common Share
Basic	$1.12	$1.02	$3.92	$3.25

Diluted	$1.11	$1.01	$3.88	$3.21

Weighted Average Common Shares Outstanding
Basic	142.6	152.8	147.4	151.6
Potentially dilutive shares under incentive plans	1.4	1.7	1.6	1.9

Diluted	144.0	154.5	149.0	153.5

See accompanying Condensed Notes to Consolidated Financial Statements (Unaudited)

EMBARQ CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(millions)

	Year to Date September 30,
	2008	2007
Operating Activities
Net income	$578	$493
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	750	794
Provision for losses on accounts receivable	77	67
Deferred and noncurrent income taxes	15	(18)
Stock-based compensation expense	35	46
Net losses (gains) on sales of assets	(9)	(7)
Other, net	40	32
Changes in assets and liabilities:
Accounts receivable	(3)	(72)
Inventories and other current assets	(13)	(17)
Accounts payable and other current liabilities	(18)	(24)
Noncurrent assets and liabilities, net	(79)	(67)

Net cash provided by operating activities	1,373	1,227

Investing Activities
Capital expenditures	(532)	(566)
Proceeds from construction reimbursements	6	7
Proceeds from sales of assets	10	19

Net cash used by investing activities	(516)	(540)

Financing Activities
Principal payments on long-term debt	(99)	(747)
Borrowings under revolving credit agreement	1,075	925
Repayments under revolving credit agreement	(1,015)	(760)
Proceeds from common stock issued	13	105
Repurchase of common stock	(500)	(2)
Dividends paid to stockholders	(306)	(271)
Tax effects of stock-based compensation	1	24
Other, net	(12)	(4)

Net cash used by financing activities	(843)	(730)

Increase (Decrease) in Cash and Equivalents	14	(43)
Cash and Equivalents at Beginning of Period	69	53

Cash and Equivalents at End of Period	$83	$10

See accompanying Condensed Notes to Consolidated Financial Statements (Unaudited)

EMBARQ CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(millions, except per share data)

	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
January 1, 2008 Balance	$—	$2	$(231)	$623	$(130)	$—	$264
Net income	—	—	—	578	—	—	578
Dividends to shareholders ($2.0625 per share)	—	—	—	(307)	—	—	(307)
Common stock issued	—	—	13	—	—	—	13
Stock-based compensation expense	—	—	35	—	—	—	35
Tax effects of stock-based compensation	—	—	1	—	—	—	1
Restricted stock units surrendered for tax withholding	—	—	(17)	—	—	—	(17)
Amortization of (net of tax):
Employee benefit plans prior service cost and actuarial losses	—	—	—	—	3	—	3
Cash flow derivative	—	—	—	—	(2)	—	(2)
Repurchase of common stock	—	—	—	—	—	(500)	(500)

September 30, 2008 Balance	$—	$2	$(199)	$894	$(129)	$(500)	$68

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

Embarq provides a suite of integrated communications services including local and long distance voice, data, high-speed Internet, satellite video, professional services and communications equipment to consumer and business customers primarily in local service territories in 18 states. Embarq also provides wholesale access to its local network and other communications services primarily to wireline and wireless carriers. Through its Logistics segment, Embarq engages in wholesale product distribution, logistics and configuration services.

As of September 30, 2008, Embarq had approximately 17 thousand active employees. Approximately 34% of these employees were represented by unions subject to collective bargaining agreements. Of the union-represented employees, approximately 43% have collective bargaining agreements that will expire within one year. There were no material changes related to any employee collective bargaining agreements during the year to date period ended September 30, 2008.

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

Universal Service Fund

Embarq records federal and state Universal Service Fund (USF) surcharges on a gross basis. The total amount of surcharges recorded in net operating revenues for the quarter and year to date periods ended September 30, 2008 and 2007, were as follows:

	Quarter Ended September 30,		Year to Date September 30,
	2008	2007	2008	2007
	(millions)
Federal and state USF surcharges	$22	$23	$64	$69

Workforce Actions

In order to better align organizational resources with Embarq’s business needs as well as to improve its overall cost structure, Embarq has taken various steps, including both voluntary and involuntary reductions in its workforce. Related to these reductions, Embarq recognized the following charges:

	Quarter Ended September 30,		Year to Date September 30,
	2008	2007	2008	2007
	(millions)
Severance	$53	$33	$58	$49
Contractual early retirement benefits (also see Note 5)	13	—	13	—

Total	$66	$33	$71	$49

Cost of services
Telecommunications segment	$49	$21	$48	$24

Selling, general and administrative
Telecommunications segment	16	10	22	22
Logistics segment	1	2	1	3

Subtotal	17	12	23	25

Total	$66	$33	$71	$49

Depreciation Rate Adjustments

On an annual basis, Embarq performs an analysis of the remaining life depreciation rates. Depreciation rates for various digital switching equipment, digital loop carrier equipment and high-speed Internet equipment were adjusted during 2008 and 2007, which resulted in depreciation expense being reduced by the following:

	Quarters Ended September 30,		Year to Date September 30,
	2008	2007	2008	2007
Depreciation expense reduction (millions)	$14	$11	$38	$34
Basic and diluted earning per share	0.06	0.04	0.16	0.14

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

Spin-Off Related Expenditures

Embarq replicated or otherwise arranged for replacement of certain facilities, systems, infrastructure and personnel related to functions historically performed by Sprint Nextel and successfully completed the exit of all remaining transitional agreements during the 2008 second quarter.

No significant spin-off expenditures were incurred during the year to date period ended September 30, 2008. Embarq incurred the following spin-off related charges and capital expenditures for the quarter and year to date period ended September 30, 2007:

	Quarter	Year to Date
	(millions)
Spin-off related charges	$4	$21
Capital expenditures	2	8

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

In December 2007, a group of retirees filed a putative class action lawsuit in the United States District Court for the District of Kansas, challenging the decision to make certain modifications to Embarq’s retiree benefits programs generally effective January 1, 2008. See Note 5, Employee Benefit Plans, for additional information. Defendants include Embarq Corporation, certain of its benefits plans, its Employee Benefits Committee and its plan administrator. Additional defendants include Sprint Nextel and certain of its benefits plans. In addition, a complaint in arbitration has been filed by 15 former Centel executives, similarly challenging the benefits changes. Embarq and other defendants intend to vigorously contest these claims and charges.

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

Purchase Commitments: Voice Network Monitoring

During the 2008 second quarter, Embarq entered into a seven year outsourcing agreement for traffic monitoring services and technical support for its voice network operations. Embarq’s contractual obligation, based on expected call traffic volume, is estimated to be approximately $27 million annually, which will be reflected as cost of services in the Consolidated Statements of Operations and Comprehensive Income (Unaudited).

Note 3. Debt and Financial Instruments

During 2008, Embarq increased outstanding borrowings under its credit agreement by $60 million through net advances on the revolving credit facility. Additionally, Embarq made $99 million in scheduled principal payments.

As of September 30, 2008, Embarq’s long-term debt had a carrying value of approximately $5.8 billion and a fair value of approximately $4.9 billion. This fair value was computed based on observable market transactions and through discounted cash flow analysis using market-based credit spreads.

Note 4. Income Taxes

Embarq records deferred income taxes based on temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their tax basis.

The differences that caused Embarq’s effective income tax rates to vary from the 35% federal statutory rate for income taxes related to continuing operations were as follows:

	Year to Date September 30,
	2008	2007
	(millions)
Income tax expense at the federal statutory rate	$320	$283
Effect of:
State income taxes, net of federal income tax effect	14	31
Other, net	1	1

Income tax expense	$335	$315

Effective income tax rate	36.7%	39.0%

During the 2007 fourth quarter, Embarq modified its legal entity structure, which resulted in a reduction of state income tax expense. Also, a state income tax settlement during the 2008 first quarter reduced state income tax expense for 2008 by $5 million.

Note 5. Employee Benefit Plans

The components of net periodic benefit cost were as follows:

	Quarter Ended September 30, 2008		Quarter Ended September 30, 2007
	Pension Benefits	Other Post- retirement Benefits	Pension Benefits	Other Post- retirement Benefits
	(millions)
Service cost	$12	$2	$13	$2
Interest cost	52	4	51	4
Expected return on plan assets	(71)	—	(67)	—
Amortization of transition benefit	—	(1)	—	(1)
Amortization of prior service cost (benefit)	3	(14)	4	(19)
Amortization of actuarial losses	9	4	15	3
Contractual retirement benefits	13	—	—	—

Net cost (benefit)	$18	$(5)	$16	$(11)

	Year to Date September 30, 2008		Year to Date September 30, 2007
	Pension Benefits	Other Post- retirement Benefits	Pension Benefits	Other Post- retirement Benefits
	(millions)
Service cost	$40	$6	$41	$6
Interest cost	153	12	148	22
Expected return on plan assets	(208)	(2)	(198)	(2)
Amortization of transition benefit	—	(1)	—	(1)
Amortization of prior service cost (benefit)	9	(40)	12	(48)
Amortization of actuarial losses	26	10	35	11
Contractual retirement benefits	13	—	—	—

Net cost (benefit)	$33	$(15)	$38	$(12)

For the year to date period ended September 30, 2008, the actual loss on the pension plan’s assets has been approximately (17)%. Net periodic benefit cost for 2008 assumes an annualized expected return on plan trust assets of 8.5%. Exclusive of other assumption changes, if this large difference between expected and actual return on plan trust assets for 2008 is sustained, net periodic benefit cost for 2009 will increase.

During the 2008 third quarter, Embarq recognized $13 million in additional pension costs related to contractual early retirement benefits for certain participants affected by workforce reductions. In addition, during this quarter Embarq made a contribution to its pension plan’s trust of $61 million related to the 2007 plan year.

During the 2008 first quarter, Embarq became aware of transactions that involved the inadvertent receipt of funds by the plan sponsors from the assets of the defined benefit pension plans in which Embarq’s employees and retirees currently participate, and in which they participated before the spin-off. These transactions, which began in 2002 and continued through March 2008, require payments to the plans’ trusts. With respect to the period following the spin-off, Embarq paid amounts owed to its plan’s trust of approximately $14 million in the 2008 second quarter. For the period before the spin-off, the Embarq plan’s trust may receive additional funds from the Sprint Nextel plan’s trust or Sprint Nextel related to these transactions. As of October 29, 2008, Sprint Nextel has not confirmed its intentions with respect to the ultimate disposition of the pre-spin-off amount. Accordingly, no amounts have been reflected in the accompanying Consolidated Balance Sheet (unaudited) as of September 30, 2008. The eventual outcome is not expected to have a material adverse effect on Embarq’s financial condition, results of operations or liquidity.

During the 2007 second quarter, Embarq amended its other postretirement medical and life insurance plans to eliminate medical coverage and Medicare premium subsidies for Medicare-eligible retirees and Medicare-eligible beneficiaries and cap the maximum amount of life insurance benefits through the company-sponsored plan for qualified retirees at $10 thousand, effective January 1, 2008. In addition, effective September 1, 2007, Embarq eliminated company-provided life insurance coverage for retirees who also have benefits through a separate subsidiary company-sponsored plan.

Note 6. Stock-based Compensation

2008 Second Quarter

On May 1, 2008, approximately 20 thousand restricted stock units were granted to non-employee members of the board of directors as part of their annual compensation program. These awards had a fair value of $43.08 per restricted stock unit resulting in approximately $1 million in compensation expense that will be recognized over the one year vesting term.

2008 First Quarter

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

Note 7. Business Segment Information

Embarq has two segments, Telecommunications and Logistics. The Telecommunications segment provides a suite of integrated communication services including local and long distance voice, data, high-speed Internet, satellite video, professional services and communications equipment to consumer and business customers primarily within Embarq’s local service territories in 18 states. The Telecommunications segment also provides wholesale access to Embarq’s local network and other communications services primarily to wireline and wireless carriers. The Logistics segment engages in wholesale product distribution, logistics and configuration services.

Embarq manages its segments to the operating income level. Items, such as interest, other income and expense and income taxes are managed at the consolidated level. The reconciliation of operating income to net income is shown in the accompanying Consolidated Statements of Operations and Comprehensive Income (Unaudited).

The financial information by operating segment was as follows:

	Quarter Ended September 30, 2008			Quarter Ended September 30, 2007
	Telecommunications	Logistics	Consolidated	Telecommunications	Logistics	Consolidated
	(millions)
Voice	$960	$—	$960	$1,051	$—	$1,051
Data	202	—	202	195	—	195
High-speed Internet	138	—	138	124	—	124
Other	77	—	77	76	—	76

Service revenues	1,377	—	1,377	1,446	—	1,446
Product revenues	31	117	148	27	121	148

Total net operating revenues	$1,408	$117	$1,525	$1,473	$121	$1,594

Operating income	$355	$(2)	$353	$365	$(2)	$363

	Year to Date September 30, 2008			Year to Date September 30, 2007
	Telecommunications	Logistics	Consolidated	Telecommunications	Logistics	Consolidated
	(millions)
Voice	$2,978	$—	$2,978	$3,206	$—	$3,206
Data	599	—	599	572	—	572
High-speed Internet	408	—	408	361	—	361
Other	232	—	232	219	—	219

Service revenues	4,217	—	4,217	4,358	—	4,358
Product revenues	86	342	428	77	353	430

Total net operating revenues	$4,303	$342	$4,645	$4,435	$353	$4,788

Operating income	$1,215	$—	$1,215	$1,135	$(1)	$1,134

Note 8. Supplemental Cash Flow Information and Non-Cash Activities

Embarq’s supplemental cash flow information and non-cash activities were as follows:

	Year to Date September 30,
	2008	2007
	(millions)
Supplemental Cash Flow Information
Cash paid for interest, net of amounts capitalized	$227	$252
Cash paid for income taxes	$293	$340
Non-Cash Activities
Capital expenditure accrual	$(14)	$9
Cash held in escrow from the sale of assets	10	5
Proceeds due from sale of assets	6	—
Dividends accrued	1	—
Extinguishment of debt	—	3
Issuance of treasury stock to the Employee Stock Purchase Plan	—	2

Note 9. Subsequent Events

Dividend Declaration

On October 14, 2008, Embarq announced that its board of directors declared a dividend of $0.6875 per share payable on December 31, 2008 to stockholders of record on December 10, 2008.

Merger Agreement

On October 26, 2008, Embarq entered into an Agreement and Plan of Merger (Merger Agreement) whereby CenturyTel, Inc. (CenturyTel) will acquire Embarq in a stock-for-stock transaction, which is expected to be tax-free to Embarq shareholders. Under the terms of the Merger Agreement, Embarq shareholders will receive 1.37 CenturyTel shares for each share of common stock owned. Completion of this transaction is subject to approval by the shareholders of both companies; various regulatory approvals, including expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act and authorization by the Federal Communications Commission (FCC) and certain state regulatory bodies; as well as other customary closing conditions. Subject to these requirements, the transaction is expected to close during the 2009 second quarter. In conjunction with this transaction, Embarq may incur additional costs prior to closing including, but not limited to, potential impairments of duplicate system development efforts and technology; employee retention and severance costs; and other merger and integration costs.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Embarq Corporation:

We have reviewed the accompanying consolidated balance sheet of Embarq Corporation and subsidiaries (the “Company”) as of September 30, 2008, the related consolidated statements of operations and comprehensive income for the three-month and nine-month periods ended September 30, 2008 and 2007, the related consolidated statements of cash flows for the nine-month periods ended September 30, 2008 and 2007, and the related consolidated statement of stockholders’ equity for the nine-month period ended September 30, 2008. These consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2007, and the related consolidated statements of operations and comprehensive income, cash flows and stockholders’ equity for the year then ended (not presented herein); and in our report dated February 28, 2008, we expressed an unqualified opinion on those consolidated financial statements. Our report on the consolidated financial statements and the related financial statement schedule refers to the adoption of the provisions of FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, as of December 31, 2005. Also, as discussed in Note 6 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 158, Employers Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R), as of December 31, 2006. Lastly, as discussed in Note 5 to the consolidated financial statements, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes- an Interpretation of FASB Statement No. 109, as of January 1, 2007. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2007, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

Kansas City, Missouri

October 29, 2008

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

Future performance cannot be ensured. Actual results may differ materially from those in the forward-looking statements. Some factors that could cause our actual results to differ include, but are not limited to:

•	the uncertainties related to, and the impact of, our proposed merger with CenturyTel;

•	the effects of vigorous competition in the markets in which we operate, including access line loss to cable operators and wireless providers;

•	the impact of new, emerging and competing technologies on our business;

•

the effect of changes in the legal and regulatory environment and the impact of compliance with regulatory mandates, including the proposed FCC order regarding changes to intercarrier compensation and federal USF support;

•	potential fluctuations in our financial performance, including revenues, capital expenditures and operating expenses;

•	the impact of any adverse change in the ratings assigned to our debt by ratings agencies on the cost of financing or the ability to raise additional financing if needed;

•	the effects of mergers, consolidations or other unexpected developments in the industries relevant to our operations;

•	the failure to realize expected improvement in operating efficiencies;

•	the costs and business risks associated with the development of new products and services;

•	the uncertainties related to our investments in networks, systems and other businesses;

•	the uncertainties related to the implementation of our business strategies;

•	the inability of third parties to perform to our requirements under agreements related to our business operations;

•	our ownership of or ability to license technology that may be necessary to expand our business offerings;

•	restrictions in our patent agreement with Sprint Nextel;

•	unexpected adverse results of legal proceedings involving our company;

•	the impact of equipment failure or other breaches of network or information technology security;

•	potential work stoppages;

•	a determination by the IRS that the spin-off from Sprint Nextel should be treated as a taxable transaction;

•	volatility and other market conditions in the equity and credit markets, including impacts on the stability of banks and other financial institutions;

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

OVERVIEW

Merger Agreement

On October 26, 2008, we entered into the Merger Agreement whereby CenturyTel will acquire us in a stock-for-stock transaction, which is expected to be tax-free to our shareholders. Under the terms of the Merger Agreement, our shareholders will receive 1.37 CenturyTel shares for each share of common stock owned. Completion of this transaction is subject to approval by the shareholders of both companies, various federal and state regulatory approvals as well as other customary closing conditions. Subject to these requirements, the transaction is expected to close during the 2009 second quarter. In conjunction with this transaction, we may incur additional costs prior to closing including, but not limited to, potential impairments of duplicate system development efforts and technology; employee retention and severance costs; and other merger and integration costs.

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

We also provide wholesale services primarily to wireline and wireless carriers. Services offered include switched access, special access, intelligent network database, collocation, resale switched access lines, pay telephone, unbundled network elements, high speed data services and billing and collection services.

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

Consistent with the past several years, we have continued to experience overall declines in telecommunications net operating revenues during 2008. Historically, these overall declines have resulted from voice revenue reductions driven by switched access line losses, somewhat offset by growth in data and high-speed Internet revenue. In recent quarters, voice revenue declines and line loss trends have been comparatively worse. We believe these recent trends are partially the result of general and local economic conditions in the markets we serve. The partial offset of voice revenue declines from growth in data services and high-speed Internet revenue is expected to continue based on recent results and trends; however, the amount of offset may decline in the future due to expected reduced rates of growth for these products and services.

The following table reflects information about our switched access lines (in thousands):

	Access Lines		Line Loss for Quarter Ended				Line Loss for Twelve Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008		September 30, 2007		September 30, 2008
Primary	3,636	4,026	(119)	(3.2)%	(99)	(2.4)%	(390)	(9.7)%
Additional	258	319	(16)	(5.8)%	(17)	(5.1)%	(61)	(19.1)%

Total Consumer	3,894	4,345	(135)	(3.4)%	(116)	(2.6)%	(451)	(10.4)%
Business	1,815	1,887	(26)	(1.4)%	(9)	(0.5)%	(72)	(3.8)%
Wholesale	144	171	(8)	(5.3)%	(5)	(2.8)%	(27)	(15.8)%

Total	5,853	6,403	(169)	(2.8)%	(130)	(2.0)%	(550)	(8.6)%

Beginning in 2008, we no longer include in our business switched access line counts those lines that support our internal administrative and operational activities. Accordingly, the business access line counts at September 30, 2007, were adjusted by 162 thousand access lines to reflect this change.

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

For the year to date period ended September 30, 2008, our high-speed Internet subscribers increased to approximately 1.4 million subscribers, which is an increase of 14% as compared to the same period in 2007, while associated revenue increased 13%.

Demand during the quarter for data services continued to be strong. Our data services consist mainly of dedicated circuits connecting other carriers’ networks to their customers’ locations, wireless carriers’ cell towers to mobile switching centers or business customers to our network. Revenue associated with these services increased 5% for the year to date period ended September 30, 2008, compared to the same period in 2007.

Satellite video service is also a growing element of our bundled service offerings that we currently offer through sales agency relationships with various satellite video service providers. As of September 30, 2008, we had 284 thousand satellite video service subscribers, compared to 190 thousand as of September 30, 2007.

To measure our success in our consumer bundling initiatives as well as attracting and retaining high value customers, average monthly revenue per household (ARPH) is a measure that we closely monitor. This measure is calculated by dividing average monthly consumer revenue by average primary consumer access lines.

	Year to Date September 30,		Difference
	2008	2007	Amount	%
Consumer revenue (millions)	$1,916	$2,003	$(87)	(4.3)%
Average primary consumer access lines (thousands)	3,762	4,130	(368)	(8.9)%

ARPH	$56.59	$53.89	$2.70	5.0%

Our telecommunications net operating revenues and operating expenses include amounts that are affected by regulation, including intercarrier compensation received from or paid to other carriers for originating and terminating traffic on each other’s networks. The following table reflects information about the minute-driven components of our intercarrier compensation that could be impacted by the proposed FCC order:

	Quarter Ended September 30, 2008
	Originating Traffic		Terminating Traffic
Revenues	Minutes	Rate	Minutes	Rate
	(millions)		(millions)
Interstate switched access	2,081	$0.008	2,002	$0.006
Intrastate switched access	996	$0.022	1,066	$0.027
Local interconnection	—	$—	2,163	$0.006

Expenses
Interstate switched access	685	$0.008	685	$0.008
Intrastate switched access	589	$0.029	589	$0.021
Local interconnection	—	$—	3,049	$0.001

Spin-Off Related Expenditures

We replicated or otherwise arranged for replacement of certain facilities, systems, infrastructure and personnel related to functions historically performed by Sprint Nextel and successfully completed the exit of all remaining transitional agreements in May 2008.

No significant spin-off expenditures were incurred during the year to date period ended September 30, 2008. We incurred the following spin-off related charges and capital expenditures for the quarter and year to date periods ended September 30, 2007:

	Quarter	Year to Date
	(millions)
Spin-off related charges	$4	$21
Capital expenditures	2	8

Industry Environment

We operate in an industry that has been and continues to be subject to intense competition in conjunction with regulatory and legislative changes. Given these factors, as well as the trend toward consolidation in the industry, we routinely assess the implications of these industry factors on our operations. These assessments, along with regulatory and legislative developments such as the proposed FCC order regarding changes to intercarrier compensation and federal USF support, may impact the future valuation of our long-lived assets and could have a material effect on our business, results of operations, financial condition and liquidity.

Economic Conditions

In recent months, general economic conditions in the United States have worsened; significant declines in values have occurred in the global equity, debt and derivative markets; and banks and other financial institutions have come under duress prompting government interventions. The diminished availability of credit and liquidity resulting from these conditions may adversely impact the financial health of our customers, vendors and partners.

For us, the principal immediate impact has been limited to a decline in our pension plan’s assets of approximately $615 million for the year to date period ended September 30, 2008.

Adoption of SFAS 157

On January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements, for our financial assets and liabilities. Our adoption of SFAS No. 157 did not impact our financial position, results of operations, liquidity or disclosures as there are no financial assets or liabilities that are measured at fair value on a recurring basis. In accordance with FSP No. 157-2, Effective Date of FASB Statement No. 157, we elected to defer until January 1, 2009, the adoption of SFAS No. 157 for all nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. This includes goodwill and nonfinancial long-lived assets that are measured at fair value in impairment testing and asset retirement obligations initially measured at fair value. The adoption of SFAS No. 157 for those nonfinancial assets and liabilities within the scope of FSP 157-2 is not expected to have a material impact on our financial position, results of operations or liquidity.

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

RESULTS OF OPERATIONS

	Quarters Ended September 30,		Year to Date September 30,
	2008	2007	2008	2007
	(millions)
Net Operating Revenues
Telecommunications segment	$1,408	$1,473	$4,303	$4,435
Logistics segment	117	121	342	353

Total net operating revenues	$1,525	$1,594	$4,645	$4,788

Operating Income
Telecommunications segment	$355	$365	$1,215	$1,135
Logistics segment	(2)	(2)	—	(1)

Total operating income	$353	$363	$1,215	$1,134

Net Income	$160	$157	$578	$493

Segmental Results of Operations – Telecommunications

Our Telecommunications segment consists of regulated local phone companies serving approximately 5.9 million access lines primarily in 18 states as of September 30, 2008. We provide a suite of integrated communication services including local and long distance voice, data, high-speed Internet, satellite video, professional services and communications equipment to consumer and business customers primarily in our local service territories. We also provide wholesale access to our local network and other communications services primarily to wireline and wireless carriers.

	Quarters Ended September 30,				Difference
(millions)	2008	% of Revenues	2007	% of Revenues	$	Percent
Net operating revenues
Voice	$960	68%	$1,051	71%	$(91)	(9)%
Data	202	14%	195	13%	7	4%
High-speed Internet	138	10%	124	8%	14	11%
Other	77	6%	76	6%	1	1%

Service revenues	1,377	98%	1,446	98%	(69)	(5)%
Product revenues	31	2%	27	2%	4	15%

Total net operating revenues	1,408	100%	1,473	100%	$(65)	(4)%
Operating expenses
Costs of services	422	30%	417	28%	5	1%
Costs of products	30	2%	41	3%	(11)	(27)%
Selling, general and administrative	350	25%	393	27%	(43)	(11)%
Depreciation	251	18%	257	17%	(6)	(2)%

Total operating expenses	1,053	75%	1,108	75%	(55)	(5)%

Operating income	$355	25%	$365	25%	$(10)	(3)%

Capital expenditures	$172		$195		$(23)	(12)%

Switched access lines (thousands)	5,853		6,403		(550)	(8.6)%

Switched access minutes of use (millions)	6,145		6,909		(764)	(11)%

High-speed Internet subscribers (thousands)	1,388		1,216		172	14%

	Year to Date September 30,				Difference
(millions)	2008	% of Revenues	2007	% of Revenues	$	Percent
Net operating revenues
Voice	$2,978	69%	$3,206	72%	$(228)	(7)%
Data	599	14%	572	13%	27	5%
High-speed Internet	408	9%	361	8%	47	13%
Other	232	6%	219	5%	13	6%

Service revenues	4,217	98%	4,358	98%	(141)	(3)%
Product revenues	86	2%	77	2%	9	12%

Total net operating revenues	4,303	100%	4,435	100%	(132)	(3)%
Operating expenses
Costs of services	1,192	28%	1,238	28%	(46)	(4)%
Costs of products	96	2%	104	2%	(8)	(8)%
Selling, general and administrative	1,053	25%	1,172	26%	(119)	(10)%
Depreciation	747	17%	786	18%	(39)	(5)%

Total operating expenses	3,088	72%	3,300	74%	(212)	(6)%

Operating income	$1,215	28%	$1,135	26%	$80	7%

Capital expenditures	$532		$565		$(33)	(6)%

Switched access minutes of use (millions)	19,398		21,550		(2,152)	(10)%

Net Operating Revenues

Net operating revenues decreased $65 million for the quarter and decreased $132 million for the year to date period ended September 30, 2008, compared to the same periods in 2007. Variances in individual categories of revenue are discussed below.

Voice

Voice revenues include monthly recurring fees for local service, enhanced calling features and long distance. Additionally, voice revenues include access and other wholesale services to other carriers to enable connectivity to our network as well as USF receipts and customer surcharges. Voice revenues declined $91 million for the quarter and decreased $228 million for the year to date period ended September 30, 2008, compared to the same periods in 2007.

The following table lists the major drivers of these changes:

	Increase (Decrease)
	Quarter	Year to Date
	(millions)
Local voice revenues primarily due to access line losses	$(61)	$(165)
Long-distance voice revenues primarily due to access line losses and yield declines	(13)	(26)
Access revenues primarily associated with lower access minutes of use	(8)	(22)
USF receipts	(4)	(9)
Other	(5)	(6)

Total change	$(91)	$(228)

Data

Data revenues represent data network services sold to business customers and special access services sold to other carriers. Data revenues increased $7 million for the quarter and increased $27 million for the year to date period ended September 30, 2008, compared to the same periods in 2007. The following table lists the major drivers of these changes:

	Increase (Decrease)
	Quarter	Year to Date
	(millions)
Special access revenue	$5	$20
Other	2	7

Total change	$7	$27

High-speed Internet

High-speed Internet revenues increased $14 million for the quarter and increased $47 million for the year to date period ended September 30, 2008, compared to the same periods in 2007 due to a 14% increase in subscribers.

Other Service

Other service revenues consist primarily of professional services, intelligent network database services, billing and collection services, wireless services and sales agency commissions, principally from our satellite video service offering. Other service revenues increased $1 million for the quarter and increased $13 million for the year to date period ended September 30, 2008, compared to the same periods in 2007. The year to date increase was primarily related to wireless services.

Product Revenues

Product revenues are derived mainly from sales of customer premises equipment, or CPE, which is communications equipment that resides at a business customer’s location for the management of voice and data networks and applications. Sales of high-speed Internet equipment to our customers also are reflected in product revenues. Product revenues increased $4 million for the quarter and increased $9 million for the year to date period ended September 30, 2008, compared to the same periods in 2007.

Costs of Services

Costs of services include costs to operate and maintain the local network including employee-related costs directly supporting our network, costs directly associated with various service offerings, intercarrier compensation (such as access payments and reciprocal compensation), federal and state USF assessments and various operating taxes. Cost of services increased $5 million for the quarter and decreased $46 million for the year to date period ended September 30, 2008, compared to the same periods in 2007. The following table lists the major drivers of these changes:

	Increase (Decrease)
	Quarter	Year to Date
	(millions)
Network labor, benefits and severance charges	$27	$10
High-speed Internet service costs, primarily due to web hosting	(3)	(12)
Long-distance costs, primarily related to purchased minutes of use	(8)	(16)
Intercarrier compensation	1	(6)
Federal and state USF assessments	(4)	(9)
Operating taxes and settlements	(2)	(8)
Other costs	(6)	(5)

Total change	$5	$(46)

Costs of Products

Costs of products decreased $11 million for the quarter and decreased $8 million for the year to date period ended September 30, 2008, compared to the same periods in 2007. The 2008 cost decrease results from fewer new high-speed Internet customers and wireless additions as compared to 2007, offset partially by adjustments to the carrying value of wireless handsets in 2008.

Selling, General and Administrative

Selling, general and administrative (SGA) costs, includes costs associated with selling and marketing, customer service, information technology, bad debt expense, general corporate costs and all other employee-related costs. These costs decreased $43 million for the quarter and decreased $119 million for the year to date period ended September 30, 2008, compared to the same periods in 2007. The following table lists the major drivers of these changes:

	Increase (Decrease)
	Quarter	Year to Date
	(millions)
Labor and benefits costs	$(27)	$(71)
Severance and other related charges	6	—
Spin-off related charges	(4)	(21)
Systems and process improvement initiatives	(1)	(20)
Other	(17)	(7)

Total change	$(43)	$(119)

SGA costs include charges for estimated bad debt expense. The reserve for bad debt requires management’s judgment and is based on many factors. Bad debt expense increased to approximately 1.8% of net operating revenues in the year to date period ended September 30, 2008, compared to 1.5% for the same period in 2007. The increase is partially due to additional expense associated with our wireless offering and current economic factors.

Depreciation

Depreciation expense decreased $6 million for the quarter and decreased $39 million for the year to date period ended September 30, 2008, compared to the same periods in 2007. The following table lists the major drivers of these changes:

	Increase (Decrease)
	Quarter	Year to Date
	(millions)
2008 depreciation rate reductions	$(14)	$(38)
Other	8	(1)

Total change	$(6)	$(39)

Segmental Results of Operations – Logistics

Through our Logistics segment, we procure, configure, service and distribute equipment, materials and supplies to the communications industry. The products that we offer include outside plant, telephones and accessories and network access equipment from leading manufacturers.

	Quarters Ended September 30,				Difference
(millions)	2008	% of Revenues	2007	% of Revenues	$	Percent
Net operating revenues	$117	100%	$121	100%	(4)	(3)%
Operating expenses
Costs of products and services	106	91%	108	89%	(2)	(2)%
Selling, general and administrative	12	10%	12	11%	—	—%
Depreciation	1	1%	3	2%	(2)	(67)%

Total operating expenses	119	102%	123	102%	(4)	(3)%

Operating income	$(2)	(2)%	$(2)	(2)%	$—	—%

	Year to Date September 30,				Difference
(millions)	2008	% of Revenues	2007	% of Revenues	$	Percent
Net operating revenues	$342	100%	$353	100%	(11)	(3)%
Operating expenses
Costs of products and services	311	91%	314	89%	(3)	(1)%
Selling, general and administrative	28	8%	32	9%	(4)	(13)%
Depreciation	3	1%	8	2%	(5)	(63)%

Total operating expenses	342	100%	354	100%	(12)	(3)%

Operating income	$—	—%	$(1)	—%	$1	100%

Capital expenditures	$—		$1		$(1)	(100)%

Net Operating Revenues

Revenues from the Logistics segment decreased $4 million for the quarter and decreased $11 million for the year to date period ended September 30, 2008, compared to the same periods in 2007. These declines were primarily related to reductions in customer spending resulting from adverse general economic factors partially offset by revenue related to a supply contract that originated in the 2007 third quarter. Services associated with this contract are expected to be phased out over the next several quarters.

Cost of Products and Services

Cost of products and services includes costs of equipment sold and other operating taxes. These costs decreased $2 million for the quarter and decreased $3 million for the year to date period ended September 30, 2008, compared to the same periods in 2007. The drivers of these changes are directly associated with the revenue factors noted above as well as reductions in inventory reserves related to exited markets that occurred in 2007.

Selling, General and Administrative

Selling, general and administrative expense was comparable for the quarter and decreased $4 million for the year to date period ended September 30, 2008, compared to the same periods in 2007. This decrease was primarily related to a decrease in severance charges and ongoing labor and benefits costs, as well as a gain related to the sale of a distribution facility.

Depreciation

Depreciation expense decreased $2 million for the quarter and decreased $5 million for the year to date period ended September 30, 2008, compared to the same periods in 2007. This decrease was primarily related to software acquired in previous years becoming fully depreciated early in 2008.

Consolidated Non-operating Items

	Quarters Ended September 30,		Year to Date September 30,
	2008	2007	2008	2007
	(millions)
Interest expense	$101	$108	$305	$328
Other (income) expense, net	(1)	(2)	(3)	(2)
Income tax expense	93	100	335	315

Interest Expense

Interest expense decreased $7 million for the quarter and decreased $23 million for the year to date period ended September 30, 2008, compared to the same periods in 2007. This decrease is primarily due to the reduction of debt outstanding under our credit agreement as well as declines in the effective interest rate related to these borrowings to 3.5% for the year to date period ended September 30, 2008, as compared to 5.9% for the same period in 2007. See “Liquidity and Capital Resources” below for more information about our financing activities.

Income Tax Expense

Income tax expense decreased $7 million for the quarter and increased $20 million for the year to date period ended September 30, 2008, compared to the same periods in 2007. This variance was primarily the result of various factors discussed in the sections above, partially offset by reduced state income taxes resulting from a favorable negotiated settlement in 2008 and the modification of our legal entity structure in the 2007 fourth quarter.

LIQUIDITY AND CAPITAL RESOURCES

The capital allocation of internally generated funds among reinvestment in our business, deleveraging our balance sheet and return of funds to shareholders is our primary focus in managing our liquidity and capital resource needs.

Liquidity

Since our spin-off in 2006, cash provided by operating activities has been more than sufficient to fund our ongoing capital investment requirements, repay scheduled maturities on outstanding debt and pay regular quarterly dividends to stockholders. As a result, we have been able to increase our dividend payouts, make discretionary payments on outstanding debt and repurchase $500 million of our common stock. Through 2010 we believe cash provided by operating activities will continue to be adequate to fund our capital investment requirements, dividend payouts at current levels and scheduled debt maturities aggregating only $4 million from 2008 through 2010.

In addition, as of September 30, 2008, we had approximately $1.0 billion of availability under our $1.5 billion revolving credit facility, which expires in May 2011. The revolving credit facility is diversified among 23 financial institutions, with no single lender accounting for more than 9% of the outstanding commitments. We believe these arrangements are satisfactory and adequately mitigate lender risk.

We are in compliance with all applicable financial covenants associated with our borrowings. Regulatory restrictions and the terms of our indebtedness limit our ability to enter into additional financing arrangements, raise capital through our subsidiaries, pledge the stock of our subsidiaries, encumber our assets or the assets of our subsidiaries, or cause our subsidiaries to guarantee our indebtedness. Additionally, the Merger Agreement limits the amount by which we can increase our outstanding indebtedness.

We expect to pay regular quarterly dividends. Thus far, in 2008 we have paid three quarterly dividends of $0.6875 per common share each and we have declared a dividend of $0.6875 per common share to be paid on December 31, 2008 to shareholders of record at the close of business on December 10, 2008. Our ability to fund a regular quarterly dividend will be impacted by our ability to generate cash from operations. The declaration, amount and timing of future dividends will be at the discretion of our board of directors, and will depend upon many factors, including our financial condition, results of operations, growth prospects, funding requirements, applicable law, limitations on per share amounts pursuant to the Merger Agreement and other factors our board of directors deems relevant.

On January 9, 2008, our board of directors authorized a program for the repurchase of our common stock for an aggregate purchase price of up to $500 million expiring June 30, 2009. During the 2008 third quarter, this repurchase program was completed resulting in a total repurchase of 11.8 million shares of common stock, approximately 7.7% of our outstanding shares as of the end of 2007, at an average price of $42.41 per share.

In the 2008 third quarter, we made a discretionary contribution of $61 million to our pension plan’s trust related to plan year 2007. In addition, as discussed in Note 5 of the Condensed Notes to Consolidated Financial Statements (Unaudited), during the 2008 second quarter, we made repayments to the trust of approximately $14 million. For the remainder of 2008, we do not expect to make any additional contributions. Historically, our pension plan has been funded in excess of the minimum levels required by federal law, and we have made discretionary contributions during each calendar year related to the preceding plan year based on projections of the plan’s assets, liabilities and other factors. Because of the solid funded status of our plan at the beginning of 2008, we do not expect minimum required contributions for either plan year 2008 or 2009. For the year to date period ended September 30, 2008, however, the plan’s assets have declined approximately $615 million, primarily due to negative market conditions. As a result, the funded status of the plan has declined, and we currently expect to make a larger discretionary contribution during 2009 related to plan year 2008 and may be required to make minimum required contributions in future years.

Our postretirement benefit plans are generally funded with contributions made based on benefits paid. During 2008, contributions to these plans, including medical and life insurance benefits, are expected to be approximately $30 million.

Capital Requirements

We currently expect 2008 capital expenditures, net of proceeds from construction reimbursements, to approximate $710 million, which would be $110 million less than 2007. We continue to review capital expenditure requirements and will adjust investments in response to operational needs, customer demand and changes in the levels of new construction activity in the markets we serve.

Purchase Commitments

Our total purchase obligations and other items as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007, has increased by approximately $230 million as of September 30, 2008. This increase is primarily related to a seven year outsourcing agreement for traffic monitoring services and technical support for our voice network operations. Beginning in the 2008 third quarter, we expect to incur expenses totaling approximately $27 million annually during the term of this arrangement. The remaining increase is related to a five year multi-vendor network maintenance contract that will begin in 2009 with annual expenses of approximately $15 million.

Cash Flows

The following table summarizes the change in cash and equivalents for the year to date periods ended September 30, 2008 and 2007:

	Year to Date September 30,
	2008	2007
	(millions)
Operating activities	$1,373	$1,227
Investing activities	(516)	(540)
Financing activities	(843)	(730)

Increase (Decrease) in cash and equivalents	$14	$(43)

Operating Activities

Net cash provided by operating activities increased $146 million in the year to date period ended September 30, 2008, compared to the same period in 2007 as a result of the following:

Increase (Decrease)
(millions)
Collections from customers	$(74)
Reductions in payments to employees and suppliers	167
Interest payments	25
Income tax payments, net	47
Other	(19)

Total cash provided by operating activities	$146

The changes in cash from operations as detailed in the table above were impacted by the drivers discussed in “Results of Operations,” as well as the timing of certain working capital and income tax requirements.

Investing Activities

Net cash used by investing activities decreased $24 million in the year to date period ended September 30, 2008, compared to the same period in 2007.

Capital expenditures account for the majority of our investing activities. Our capital expenditures primarily fund new service addresses, increased network capacity and regulatory mandates; internal infrastructure; new capabilities; and sales success based expenditures primarily related to growth in high-speed Internet and data services. Our capital expenditures decreased $34 million for the year to date period ended September 30, 2008 as compared to the same period in 2007 due to expenditures in the following categories:

	Year to Date September 30,
	2008	2007
	(millions)
Network expansion and mandates	$(289)	$(356)
Internal infrastructure	(51)	(50)
New capabilities	(23)	(14)
Sales success based	(169)	(146)

Total capital expenditures	$(532)	$(566)

Proceeds from sales of assets were $10 million in the year to date period ended September 30, 2008, which was a decrease of $9 million compared to the same period in 2007. This decrease was primarily related to proceeds received in the 2007 first quarter related to the sales of rural telephone exchanges in the 2006 fourth quarter partially offset by proceeds received as part of the sale of certain network related assets during the 2008 third quarter.

Financing Activities

Net cash used by financing activities increased $113 million in the year to date period ended September 30, 2008, compared to the same period in 2007 as a result of the following:

	Year to Date September 30,
	2008	2007
	(millions)
Net changes in long-term debt	$(39)	$(582)
Dividends paid to stockholders	(306)	(271)
Repurchase of common shares	(500)	(2)
Common stock issued	13	105
Other	(11)	20

Total cash used by financing activities	$(843)	$(730)

Off-Balance Sheet Arrangements

We do not participate in, secure or finance any unconsolidated special purpose entities.

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

Approximately 86% of our outstanding debt at September 30, 2008, is fixed-rate debt. While changes in interest rates impact the fair value of this debt, there is no impact on earnings and cash flows.

We perform interest rate sensitivity analyses on our variable-rate debt. These analyses indicate that a 1% change in interest rates would have an annual pre-tax impact of $8 million on the Consolidated Statements of Operations and Comprehensive Income (Unaudited) and Consolidated Statements of Cash Flows (Unaudited) at September 30, 2008. While earnings and cash flows are impacted as interest rates change, our variable-rate debt is not subject to changes in fair values.

We also perform a sensitivity analysis on the fair market value of our outstanding debt. A 10% decrease in market interest rates would cause an approximately $93 million increase in fair market value of our outstanding debt at September 30, 2008.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act, and in connection with the preparation of this quarterly report on Form 10-Q, our management, including the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer each concluded that the design and operation of the disclosure controls and procedures were effective as of September 30, 2008, in providing assurance that information required to be disclosed in reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and in providing reasonable assurance that the information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

During the 2008 third quarter, there have been no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Other than as set forth below, there have been no material changes to the risk factors, disclosed in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2007.

The FCC is expected to consider a proposed order, which, if adopted, could materially impact the amount of intercarrier compensation and USF support we receive.

The FCC is expected to consider a proposed order relating to intercarrier compensation and USF funding in its November 4, 2008 open meeting. While the proposed order has not been publicly released, through information obtained in meetings with members of the FCC staff and industry reports, the order is expected to address intercarrier compensation rates for interstate and intrastate terminating access, in addition to local traffic and potentially VoIP traffic. It is also likely that the FCC order will address some phase out of originating access over a ten year period. The phase in period for the proposed order’s intercarrier compensation rates of up to 10 years is not expected to commence until one year after adoption of an order. The proposed order will also suggest revisions to the federal USF contribution and distribution rules. The order is further expected to address the FCC’s current rules regarding compensation paid to ISPs by telecommunications companies for dial-up telephone calls to the ISPs.

As reported, the proposed order would reduce terminating intercarrier compensation rates, phased-in over a period of up to 10 years, to a unified rate substantially below historic levels, the impact of which would be partially offset by a reduction of our long distance cost of revenue (which includes access expense as a component). The proposed order includes a reduction from intrastate access rates to interstate access rates in the initial two years with additional reductions occurring over the remaining eight years of the plan. Further, we expect that the proposed order will provide local telecommunications companies with the ability to offset partially the impact of reduced intercarrier compensation revenues by increasing subscriber line charges, or SLCs, to their customers. However, due to widespread competition in many of the markets in which we operate, it may not be feasible for us to implement fully increased SLCs when the risk of additional customer churn due to increased pricing outweighs the potential benefit of additional revenue provided by a SLC. We expect that increased SLCs would negatively impact our rate of access line decline and accelerate cable and wireless substitution. While access minutes are declining and are expected to continue to decline, reductions in access revenue that would result from the proposed order would likely be material for the foreseeable future.

In addition to the impact to intercarrier compensation revenue, the proposed order could also negatively impact our continued ability to receive certain federal high-cost USF funding at current levels. We understand that the proposed order would require companies who wish to continue to receive high-cost USF funds in a “study area” (generally a company’s operations within one state) to commit to build out broadband capabilities, using wireline or wireless technology, to 100% of their customers in the study area over a five year period. If a company does not make the commitment, an alternative provider may be able to receive the support if it makes the broadband commitment and takes on the obligation to provide carrier of last resort service. We anticipate that our initial capital expenditures required to meet the 100% broadband capable requirement in all of our study areas would be substantial based on current cost estimates. While we understand that the proposed order provides that we would retain the high-cost USF support for any study area in which no other alternative provider makes the commitment, it is possible we could cease receiving high-cost USF support in one or more study areas.

In May 2008, the U.S. Court of Appeals for the D.C. Circuit directed the FCC to justify its rules regulating the compensation that telecommunications companies pay to ISPs for dial-up calls that ISPs receive from their customers. The Court has set a November 4, 2008 deadline after which the current FCC rules will be revoked. Through informal reports, we understand that it is expected that the proposed order also will include the FCC justification for the rules. However, if the current rules are revoked because the FCC fails to meet the Court’s deadline and the deadline is not extended or lifted, we will face substantially higher costs for terminating calls to ISPs. Because the revocation of the rules could significantly increase these costs for all local telecommunications companies, both large and small, we believe the FCC will attempt to mitigate this financial exposure for local telecommunications companies by responding to the Court’s directive.

The proposed order is the subject of substantial and on-going negotiation among the FCC Chairman and Commissioners, thus it is uncertain as to what matters will ultimately be addressed in any order that is adopted.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Quarter Ended September 30, 2008	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Program
July 1 through July 31	2,109,916	$44.74	2,109,916	$4,845,780
August 1 through August 31	106,489	45.50	106,489	—
September 1 through September 30	—	—	—	—

Total	2,216,405	$44.77	2,216,405	$—

(1)	Repurchases were made pursuant to an automatic trading plan executed pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and were executed in accordance with the provisions of Rule 10b-18 of the Exchange Act.

(2)	Average Price Paid per Share does not include transaction costs.

(3)	On January 9, 2008, the Company announced a program to repurchase shares of its common stock in an aggregate amount of up to $500 million. This share repurchase program was effectively completed in August 2008.

Item 3. Defaults Upon Senior Securities

There were no reportable events during the quarter ended September 30, 2008.

Item 4. Submission of Matters to a Vote of Security Holders

There were no reportable events during the quarter ended September 30, 2008.

Item 5. Other Information

There were no reportable events during the quarter ended September 30, 2008.

Item 6. Exhibits

Exhibit	Description

2.1*	Separation and Distribution Agreement (Incorporated by reference to Exhibit 2.1 to Amendment No. 4 to the Registration Statement on Form 10 (File No. 001-32732), filed with the Securities and Exchange Commission on May 2, 2006).

2.2*	Transition Services Agreement between Embarq Corporation (receiver) and Sprint Nextel Corporation (provider) dated as of January 20, 2006 (Incorporated by reference to Exhibit 2.2 to Amendment No. 3 to the Registration Statement on Form 10 (File No. 001-32732), filed with the Securities and Exchange Commission on April 28, 2006).

2.3*	Transition Services Agreement between Embarq Corporation (provider) and Sprint Nextel Corporation (receiver) dated as of January 20, 2006 (Incorporated by reference to Exhibit 2.3 to Amendment No. 3 to the Registration Statement on Form 10 (File No. 0001-32732), filed with the Securities and Exchange Commission on April 28, 2006.

2.4*	Tax Sharing Agreement dated as of May 17, 2006 by and among Sprint Nextel Corporation, Embarq Corporation and certain Embarq subsidiaries (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on May 18, 2006).

2.5*	Employee Matters Agreement dated as of May 17, 2006 between Sprint Nextel Corporation and Embarq Corporation (Incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on May 18, 2006).

2.6*	Patent Agreement dated as of May 17, 2006 by and between Sprint Nextel Corporation and Embarq Corporation (Incorporated by reference to Exhibit 2.5 to the Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on May 18, 2006).

2.7*	Trademark Assignment and License Agreement dated as of May 17, 2006, by and among Sprint Nextel Corporation, Embarq Corporation and certain Embarq subsidiaries (Incorporated by reference to Exhibit 2.3 to the Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on May 18, 2006).

Exhibit	Description

2.8*	Software and Proprietary Information Agreement dated as of May 17, 2006 by and between Embarq Corporation and Sprint Nextel Corporation (Incorporated by reference to Exhibit 2.4 to the Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on May 18, 2006).

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Registration Statement on Form 10 (File No. 001-32732), filed with the Securities and Exchange Commission on May 2, 2006).

3.2	Amended and Restated Bylaws.

4.1	Indenture, dated as of May 17, 2006, by and between Embarq Corporation and J.P. Morgan Trust Company, National Association, a national banking association, as trustee (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on May 18, 2006).

4.2	6.738% Global Note due 2013 (Incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K (File No. 001-32372), filed with the Securities and Exchange Commission on March 9, 2007).

4.3	7.082% Global Note due 2016 (Incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K (File No. 001-32372), filed with the Securities and Exchange Commission on March 9, 2007).

4.4	7.995% Global Note due 2036 (Incorporated by reference to Exhibit 4.4 to the Registrant’s Annual Report on Form 10-K (File No. 001-32372), filed with the Securities and Exchange Commission on March 9, 2007).

4.5	Credit Agreement, dated May 10, 2006, by and among Embarq Corporation (borrower), the banks, financial institutions and other institutional lenders (initial lenders) and issuers of letters of credit (initial issuing banks) and Citibank, N.A., as administrative agent (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on May 11, 2006).

10.1	Amended and Restated Executive Severance Plan, including Form of Participation Agreement entered into between Embarq Corporation and the following executive officers: Harrison S. Campbell, William E. Cheek, Richard B. Green, E.J. Holland, Jr. and Claudia S. Toussaint.

10.2	Form of Indemnification Agreement entered into between Embarq Corporation and each of its directors and each of the following officers: Gene M. Betts, Harrison S. Campbell, William E. Cheek, Thomas A. Gerke, Richard B. Green, E.J. Holland, Jr., Dennis G. Huber, Thomas J. McEvoy and Claudia S. Toussaint (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on May 5, 2006).

10.3	Agreement Regarding Special Compensation and Post Employment Restrictive Covenants, dated December 12, 1995, by and between Sprint Corporation and Dennis G. Huber.

15.1	Letter Re Unaudited Interim Financial Information.

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Dated: October 30, 2008