Form 10-K
period 2008-12-31
Embarq CORP
filed 2009-02-13
CIK 1350031

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒    Accelerated Filer  ☐    Non-accelerated Filer  ☐    Small reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes    ☐  No    ☒

Aggregate market value of voting and non-voting common stock equity held by non-affiliates at June 30, 2008, was $6,827,125,741

COMMON SHARES OUTSTANDING AT FEBRUARY 11, 2009: 142,585,109

Documents incorporated by reference

As permitted by General Instruction G of Form 10-K, the information required by Part III of this Form 10-K is incorporated by reference, and will be included either in a definitive proxy statement or an amendment to this Form 10-K, which must be filed with the SEC no later than 120 days after the end of the fiscal year covered by this Form 10-K.

EMBARQ CORPORATION

SECURITIES AND EXCHANGE COMMISSION

ANNUAL REPORT ON FORM 10-K

Part I

Item 1. Business

Embarq Corporation is a holding company with its business operations principally conducted through its subsidiaries. Unless the context otherwise requires, references to “Embarq,” “we,” “us” and “our” mean Embarq Corporation and its subsidiaries.

Merger with CenturyTel

On October 26, 2008, Embarq and CenturyTel, Inc. (CenturyTel), a Louisiana corporation, entered into an Agreement and Plan of Merger whereby a wholly owned subsidiary of CenturyTel, will merge with and into us. As a result of the merger, we will continue as a wholly owned subsidiary of CenturyTel. Pursuant to the merger agreement, at the effective date of the merger, each share of our common stock, par value $0.01 per share, will be converted into the right to receive 1.37 shares of common stock, par value $1.00 per share, of CenturyTel plus cash in lieu of fractional shares. It is expected that the merger will qualify as a tax-free reorganization for U.S. Federal income tax purposes. In conjunction with this transaction, we may incur additional costs prior to closing including, but not limited to, potential impairments of duplicate systems and technology; employee retention and severance costs; and other merger and integration costs.

On January 23, 2009, we entered into an amendment to modify our existing credit agreement. The amendment will only become effective upon consummation of the merger with CenturyTel and the satisfaction of other customary conditions, and provides for the following:

•	the credit agreement will remain in place after consummation of the merger, with scheduled maturity in May 2011;

•	the size of the revolving credit facility will be reduced to $800 million from $1.5 billion, and the sub-limit for letters of credit will be reduced to $100 million from $200 million;

•	the outstanding term borrowings of $360 million as of December 31, 2008 will be repaid in full on or before the closing date of the merger;

•	the leverage ratio financial covenant will become more restrictive, along with other covenant modifications; and

•	the interest rates and fees payable on outstanding borrowings and commitments will be increased.

The amended credit agreement will replace CenturyTel’s previously arranged $800 million bridge facility. The bridge facility would have been available to refinance outstanding borrowings under our existing credit agreement, as necessary, upon consummation of the merger.

On January 27, 2009, the shareholders of Embarq and CenturyTel approved the matters required to complete the transaction as proposed in the merger agreement. Completion of the merger is now subject to approval by the Federal Communications Commission, or FCC, and various state regulatory agencies as well as other customary closing conditions. Subject to these requirements, the transaction is expected to close during the 2009 second quarter.

Pending Sale of Logistics Business

On January 29, 2009, we entered into an agreement to sell our wholly owned subsidiary, Embarq Logistics, and will enter into a four-year commercial services agreement for the buyer to provide certain logistics and supply chain services for our telecommunications operations. The transaction is expected to close during the 2009 first quarter subject to customary closing conditions and completion of the buyer’s financing arrangements. As a result, Embarq Logistics’ third party wholesale distribution operations, which comprised the Logistics segment, will likely be presented as discontinued operations in future consolidated financial statements.

Upon consummation of the transaction, the majority of employees, net working capital and all distribution center assets supporting the business will be transferred to the buyer in exchange for cash and other contingent consideration. We expect to recognize an estimated pre tax loss on disposal, as well as severance and benefit plan curtailments, of approximately $30 million to $40 million from this transaction.

Overview

We provide a suite of integrated communications services including local and long distance voice, data, high-speed Internet, satellite video, professional services and communications equipment to consumer and business customers located primarily in our local service territories. We also provide wholesale local network access and other communications services primarily to wireline and wireless service providers. Through our Logistics segment, we provide wholesale product distribution, logistics and configuration services.

We have a significant presence in Florida, North Carolina, Nevada and Ohio, which represent nearly two-thirds of all of our access lines. The remaining states (in order of number of access lines) are: Virginia, Pennsylvania, Texas, Indiana, Missouri, Tennessee, New Jersey, Minnesota, Kansas, South Carolina, Washington, Oregon, Nebraska and Wyoming. As the incumbent local exchange carrier, or ILEC, we are generally the “carrier of last resort” in our local service territories and receive universal service program funding in certain of these territories.

We were incorporated in 2005 under the laws of Delaware. We formerly were a wholly owned subsidiary of Sprint Nextel Corporation (Sprint Nextel). In December 2004, Sprint Nextel announced its intention to spin-off its local communications business and product distribution operations from its other businesses in a tax-free transaction. On May 17, 2006, in exchange for, and as a condition to, the transfer of assets and the assumption of liabilities described below, we (1) issued to Sprint Nextel 149.1 million shares of our common stock and (2) issued to Sprint Nextel $4.5 billion of Embarq senior notes; and (3) transferred to Sprint Nextel $2.1 billion in cash. In exchange for, and contemporaneously with, the issuance of our common stock and transfer of debt and cash, Sprint Nextel transferred the Embarq assets, at historical cost, consisting of Sprint Nextel’s local communications operations, wholesale product distribution operations and the consumer and certain business long distance customers located in our service territories. In addition, we assumed certain liabilities related to our business. The spin-off was completed through a pro rata distribution to Sprint Nextel shareholders consisting of one share of our common stock for every 20 shares of Sprint Nextel voting and non-voting shares owned by Sprint Nextel’s shareholders as of the close of business on May 8, 2006, the record date for the distribution.

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

We also provide public access to our Code of Ethics, entitled the Embarq Code of Conduct, our Corporate Governance Guidelines and the charters of the following committees of our board of directors: the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee. These documents may be accessed free of charge at our website at the following address: www.embarq.com/governance/. Copies of any of these documents can be obtained free of charge by writing to: Embarq Shareholder Relations, 5454 W. 110th Street, Overland Park, Kansas 66211. If a provision of the Embarq Code of Conduct is amended, other than by a technical administrative or other non-substantive amendment, or a waiver of the Embarq Code of Conduct is granted to a director or executive officer, the notice of such amendment or waiver will be posted on our website. Also, we may elect to disclose the amendment or waiver in a report on Form 8-K filed with SEC. Only our board of directors may consider a waiver of the Embarq Code of Conduct for a director or executive officer.

Certifications

The certifications of our Chief Executive Officer and Chief Financial Officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 are attached as Exhibits 31.1, 31.2, 32.1 and 32.2 to this annual report on Form 10-K.

Business Strategy

Our mission is to profitably serve targeted customers through simple solutions and a customer experience that satisfies their personal and business needs. Our strategy for success in the market place is made up of the following five key elements:

•	Innovate in Everything We Do - We believe that technological innovation is, and will always be, important to the success of our business.

•	Drive Productivity and Cost Efficiency - Continuous progress in the area of productivity and cost efficiency will enable us to outperform our competitors.

•

Win and Retain Targeted Customers - Prioritizing our network advancements and directing our advertising campaigns and sales efforts toward the most profitable customers in markets where our services are most valued will allow us to win and retain targeted customers.

•

Drive Value through the Delivery of Broadband Services - Consumers demand more and more when it comes to their communications and entertainment services. Satisfying these demands with our IP products and services increases our overall value proposition.

•

Explore and Pursue Growth Opportunities Complementary to the Core Business – In addition to continuously adding new features, functionality and data speeds, investing in new business opportunities that build on our core strengths will drive additional value to our customers and enhance our revenue performance.

Our board of directors regularly evaluates our strategy. As part of our overall business strategy, we regularly evaluate business opportunities such as investments in current or new business lines, acquisitions or divestitures.

Business Segments

The following table summarizes the components of our major revenue sources for the past three years ended December 31, 2008.

	For the Years Ended December 31,
	2008	2007	2006
	(millions)
Telecommunications Segment:
Voice	$3,915	$4,238	$4,346
Data	801	765	706
High-speed Internet	549	489	393
Product	120	113	111
Other	304	294	277

Total	$5,689	$5,899	$5,833

Logistics Segment
Product	$435	$466	$530

See Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 8, Business Segment Information, of the Notes to Consolidated Financial Statements for more information regarding the financial performance of these segments.

Telecommunications Segment

Our Telecommunications segment consists of regulated local phone companies serving approximately 5.7 million access lines as of December 31, 2008. The products and services provided by this segment and the individual categories of revenue associated with them are discussed below.

Voice

Local Services

We offer local calling services to consumer and business customers within our local service territories, generally for a fixed monthly charge. While we have achieved significant pricing deregulation over time, the maximum amount that we can charge a customer for local calling services is still largely governed by state and/or federal regulatory authorities and, as a practical matter, by our competitors. We also offer a number of enhanced calling features and other services, such as call forwarding, caller identification, voicemail, call waiting and inside wire installation and maintenance services, for which we generally charge an additional monthly fee. We also generate revenue from non-recurring services, such as service activation and reactivation. As of December 31, 2008, we had approximately 3.8 million consumer access lines and 1.8 million business access lines.

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

Access Services

We sell various forms of switched access services to wireline and wireless service providers for the use of our facilities to originate and terminate their interstate and intrastate voice transmission. Access charges for interstate and international calls are regulated by the FCC, while access charges for intrastate calls are regulated by the state public utility commissions, or PUCs. We also receive reciprocal compensation from competitive local exchange carriers, or CLECs, and wireless service providers for terminating their calls.

Wholesale Services

Pursuant to FCC regulations, we offer certain network facilities to CLECs on a resale and/or unbundled basis and allow them to collocate certain of their equipment in our central offices. The FCC sets general guidelines for pricing of resale, unbundled network elements, or UNEs, and collocation agreements, while the state PUCs approve the actual prices charged.

Paystation Services

We provide public payphone services primarily within our local service territories. We also offer nonregulated Embarq branded payphone services at various state and county correctional facilities around the country. Revenue received from these services is based on overall call volume and rates negotiated with these facilities.

Universal Service Receipts and Surcharges

The Telecommunications Act of 1996, or Telecom Act, requires that providers of telecommunications services offer local service at affordable rates to customers living in rural, insular or other high cost areas that are reasonably comparable to those charged in urban areas. To enable this, the Telecom Act established the Universal Service Fund, or USF, to provide support to operators in high cost areas. As required by the Telecom Act, telecommunications service providers must contribute to the federal USF based on an FCC mandated percentage of interstate telecommunications revenues. In addition, many states offer programs such as USF, E911 and others that require contributions based on access lines or revenues. We recover our contributions to these programs primarily from our customers through surcharges. In addition, we receive federal and state universal service funding for certain high cost areas that we serve. See “Legislative and Regulatory Developments” for additional information on federal and state universal service programs.

Data

We offer a range of data services to businesses, long distance carriers, wireless service providers and CLECs. Our most significant data service is special access, which consists of dedicated circuits connecting other carriers’ networks to their customers’ locations, wireless service providers’ cell towers to mobile switching centers or business customers to our network. Although the traffic handled through special access facilities may include voice as well as data, we report revenues associated with special access as data revenue.

High-speed Internet

As of December 31, 2008, we provided high-speed Internet access services to nearly 1.4 million subscribers. Our most popular high-speed Internet offering, based on 2008 sales trends, features a download speed of up to 3 Mbps, but we also offer download speeds ranging from 768 Kbps to 10 Mbps. We also generate revenue through our web portal, myEMBARQ.com, which offers a variety of enhanced services for our HSI subscribers, such as e-mail with unlimited storage, music and video downloads, commercial free radio, discounted access to popular web sites, news, games, and other content.

Product Revenues

We sell and service a range of customer premises equipment, or CPE, which is communications equipment that resides at a business customer’s location for the management of voice and data networks and applications. We provide CPE to our business customers through sales, engineering, and distribution relationships with a small number of primary vendors.

Other

We currently sell video services through our sales agency relationships with DIRECTV, U.S. for certain business customers and DISH Network Corporation for residential customers. As of December 31, 2008, approximately 297 thousand of our customers subscribed to these video services. We generally sell video services as part of our bundled products and services offering, with charges for all products and services appearing on a single bill provided to our consumer customers.

We currently provide wireless services through a wholesale arrangement involving a mobile virtual network operator, or MVNO, relationship with Sprint Nextel. However, we are winding down our wireless business. As part of our orderly transition away from providing these services, we have curtailed most of our sales activities, while continuing to serve active customers.

We also offer engineering and customer support services, remote management and monitoring of CPE, remote security services to protect customer information and networks and maintenance of equipment under contract. Other service offerings include caller identification database services, billing and collection services and product and service sales through various sales agency relationships.

Logistics

Through our Logistics segment, we procure, configure and distribute equipment, materials and supplies to the communications industry. The products that we offer include outside plant, telephones and accessories and network access equipment from leading manufacturers. We seek to offer effective and efficient supply chain solutions. This segment operates six distribution centers in the U.S., stocking more than 20 thousand items from almost 2 thousand manufacturers.

Sales and Marketing

We market and sell our products and services through four main marketing groups: Consumer Markets, Business Markets, Wholesale Markets and Logistics, as described below. Our sales and marketing functions, including product management, research, advertising and promotions, are managed individually by each marketing group. Our product development group is centrally managed.

To foster long-term relationships with our customers, we have undertaken many initiatives to provide quality customer service. We operate 18 call centers, located mainly in our local service territories, staffed with customer service representatives who are knowledgeable about the markets we serve. In addition, we have automated many of our customer service functions, including Internet e-commerce systems, so that our customers can receive answers to many frequently asked questions regarding their communications services without being required to speak to a customer service representative. We continue to consolidate our service plans and simplify our invoices to better meet our customers’ needs.

We manage our service offerings in an effort to serve the needs of each customer effectively and efficiently. We are committed to a high standard of service and have sales representatives with market knowledge in a majority of our local service territories in which we operate. Based on our understanding of our customers’ needs, we offer bundled services that are designed to simplify the customer’s selection and ability to use our services. Offering bundled services allows us to capitalize on our network infrastructure by offering a suite of communications services in local voice, high-speed Internet access, and long distance services, as well as video. We believe that offering bundled services improves customer retention, enhances returns on network assets and provides us an opportunity to offset declining access lines due to competition from wireless service providers, cable operators and CLECs.

Consumer Markets

Consumer Markets generated $2.5 billion, or 41%, of our total 2008 reported net operating revenue. Consumer Markets provides a portfolio of bundled voice, high-speed Internet, and satellite video services to over 3.5 million households across our local service territories.

Consumer Markets’ goal is to win new customers while selling additional communication services to existing customers. This approach includes integrating voice, data and entertainment services to deliver competitively priced, integrated product bundles for our customers on one easy to understand bill. This goal is designed to enable us to maximize communications services revenue per household and improve customer retention. Consumer Markets strives to optimize its channels and maximize returns from recent investments in retail stores and Internet e-commerce.

Our consumer marketing approach emphasizes customer-oriented sales, marketing and service with a local presence. We market our products and services primarily through our home communications consultants, direct sales representatives, local retail stores, telemarketing and third parties. We support our distribution with direct mail, bill inserts, newspaper advertising, website promotions, public relations activities and sponsorship of community events. In our local service territories, we operate retail stores that allow our customers to pay their bills directly or meet with our retail sales consultants to purchase additional services and, in some locations, customer premises equipment. At December 31, 2008, we operated 51 retail stores as compared to 53 at the end of 2007.

Business Markets

Business Markets generated $1.5 billion, or 25%, of our total 2008 reported net operating revenue. Business Markets provides communication services that includes local and long distance voice, satellite video, data services including high-speed Internet, maintenance and managed network services to more than a half million businesses, federal, state and local governmental customers.

Business Markets’ marketing approach includes a commitment to deliver communications solutions that meet existing and future business customer needs through bundles of services, integrated service offerings and the development of innovative products and services. Initiatives include refining channels and touchpoints to reach new customers in addition to providing existing customers with new products and services. The breadth of our product portfolio allows us, through integrating voice, data and wireline technologies, to meet the diverse telecommunications needs for businesses of all sizes: from a single proprietor all the way to our largest enterprise customer. Through partnerships and the development of innovative services, Business Markets is also offering certain value-added services as business customers migrate to converged information and network technologies.

Our business customer marketing approach focuses on end-to-end customer communications solutions from small businesses to large enterprise customers. We market our products and services to business customers through several channels, including direct sales forces located in most of the areas we serve, call center sales and service representatives and telemarketing programs. Our direct sales force calls on prospective and existing business customers to provide reliable and complete communications solutions that best fit their needs. Our network engineers design services, products and applications that help our customers operate their businesses. Our technicians survey customer premises to assess building entry, power and space requirements for communications equipment and coordinate delivery, installation and testing of equipment. We utilize many advertising and promotional programs, including direct mail, bill inserts, media advertising, newspaper advertising, website promotions, public relations activities and sponsorship of community events.

Wholesale Markets

Wholesale Markets generated $1.7 billion, or 27%, of our total 2008 reported net operating revenue. Wholesale Markets offers a variety of network-based products and database services to local, long distance and wireless service providers. The service providers utilize wholesale products as part of their infrastructure and support systems in providing their retail services. Key products for this group include switched and special access, collocation, database, directory assistance, operator services, high-speed data, UNEs and access to network signaling systems. With the growth in wireless voice and data services, wireless service providers operating within our local service territories are increasingly purchasing wholesale services to link their towers and to interconnect with our wireline networks. As of December 31, 2008, Wholesale Markets also provided public access services to approximately 16 thousand pay telephone units in 42 states and the District of Columbia. Further, through 22 account relationships, Wholesale Markets provides communications services to inmates at approximately 180 state and county correctional institutions.

Wholesale Markets’ marketing approach is to focus on providing superior network service quality and products tailored specifically to our customers’ needs and improving order flow between our internal systems and our customers’ systems. This approach includes direct sales calls to our service provider customers in the inter-exchange long distance, wireless, CLEC, and Internet Service Provider, or ISP, market segments. Wholesale revenues are derived primarily from switched access for originating and terminating long distance calls, special access to provide dedicated links between customer premises and carrier networks, intelligent network database services and interconnection services to link networks between carriers. Approximately $1.1 billion of our wholesale revenues are derived from our top 20 customers. Our employees work closely with these customers to develop products and services that address their specific needs and to ensure that we continue to be the wholesale provider of choice within our local service areas. In addition, our dedicated account managers and supporting sales engineers consult with these customers on network design and application needs. Wholesale customers have access to the majority of our products and services through our wholesale website and through tariffs that are filed with state and federal regulatory agencies.

Logistics

Logistics generated $0.4 billion, or 7% of our 2008 reported revenue. The sales and marketing approach of our Logistics segment emphasizes providing cost competitive communications products and material management solutions. We service our customer base of network service providers through a direct sales organization, centralized call center operations and e-commerce activities. We support this channel with direct mail, bill inserts, trade advertising, website promotions, public relations activities and participation in key industry trade shows. We also help customers with advanced supply chain solutions by providing engineering and installation services to help improve their operational efficiency.

Network Architecture and Technology

Our network consists of host and remote central office digital switches and digital loop carriers interconnected with copper, microwave and fiber facilities. The outside plant infrastructure connecting the customer with the core network consists of a mix of fiber optic and copper facilities. At the end of 2008, we maintained over 338 thousand route miles of copper plant. Our network also includes approximately 45 thousand route miles of local and long-haul fiber optic cables typically powered with synchronous optical network terminals which are the primary transport technology between our 309 host and 1,252 remote central offices and interconnection points with other incumbent carriers. The network also contains 12 Signaling System 7, or SS7, transfer points to provide call control and signaling.

In our markets, high-speed Internet-enabled integrated access technologies are being deployed to provide significant broadband capacity to our customers. We continue to remove network impediments to offer high-speed Internet service to more customers. At the end of 2008 over 81% of our access lines were capable of providing high-speed Internet service to our customers. We continue to evaluate new broadband technologies, fixed wireless and digital subscriber line enhancements that could expand the coverage and data speeds of our high-speed Internet offerings.

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

Our Relationship with Sprint Nextel

In connection with our spin-off, we entered into certain agreements with Sprint Nextel. The key terms of the principal agreements that continue to be operative are summarized below:

Tax Sharing Agreement. In connection with the spin-off, we entered into a tax sharing agreement with Sprint Nextel. The tax sharing agreement covers our and Sprint Nextel’s rights and obligations with respect to taxes for both the pre and post-spin-off periods. As of December 31, 2008, settlement of the parties’ rights and obligations relating to certain pre-spin-off periods is still pending. We have reflected the estimated amounts that may be due from or to Sprint Nextel pursuant to this agreement, in the Consolidated Balance Sheets. These estimates are based on preliminary calculations, which are still subject to further adjustment based on the agreed processes to resolve these matters, including arbitration.

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

Intellectual Property Agreements. In connection with the spin-off, we entered into a patent agreement, software and proprietary information agreement and a trademark assignment and license agreement with Sprint Nextel. These agreements, as amended, govern our relationship with Sprint Nextel with respect to ownership of and use of intellectual property.

Commercial Service Agreements. We and Sprint Nextel entered into commercial service agreements pursuant to which each company obtains services from one another. The principal agreements, as amended, are described below:

•

We entered into a non-exclusive wholesale agreement, which we refer to as the MVNO agreement, with Sprint Nextel. Under this agreement, for a period of 7 years, we are able to resell, under our name, certain CDMA-based wireless voice and data services in our local service territories.

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

In addition to the MVNO agreement and long distance agreement, we have also entered into a sales agency agreement with Sprint Nextel to sell to business customers certain Sprint Nextel-branded wireless and wireline voice and data services. We have also entered into certain agreements with Sprint Nextel where we provide services to Sprint Nextel, including calling name database services, toll free number database and toll free call switching and routing services and special access services.

Competition

There is widespread competition among communication services providers. The traditional dividing lines between local, long distance, wireless, video and Internet services are becoming increasingly blurred. Through mergers, joint ventures and various service expansion strategies, major providers are striving to provide integrated services in many of the markets we serve. This trend is also reflected in regulatory changes that have encouraged competition and the offering of integrated services. We expect competition to intensify as a result of the entrance of new competitors and the rapid development of new technologies, products and services.

Competition may adversely impact our revenues and profits in several ways, including:

•	Causing us to lose customers and market share;

•	Forcing us to reduce prices or increase capital investment or marketing expenses to remain competitive;

•	Increasing our need to incur additional costs in order to diversify our product or service offerings; and

•	Encouraging customers to shift to less profitable services.

As an ILEC, we provide communications services to approximately 60% of the total potential households in our local service territories. That percentage has been declining as we increasingly face competition from alternate communication systems constructed by facilities-based providers, including cable operators that offer Voice over Internet Protocol, or VoIP, service, integrated carriers, wireless providers, alternative access vendors, cities and local governments, over-builders, CLECs and other entities. Some of these competitors, which have become more prevalent as a result of the Telecom Act and recent technological developments, are capable of originating or terminating calls without use of an ILEC’s network or switching services. Other providers, including those utilizing non-facilities based VoIP, or nomadic VoIP, make use of the high-speed Internet access services that we provide to our customers and may displace the local, long distance, calling features and switched access revenues that we formerly obtained from conventional forms of voice services. We anticipate that all these trends will continue and will lead to increased competition with our services.

Furthermore, wireless communications services increasingly constitute a significant source of competition for local communications services, especially as wireless service providers expand, begin to offer unlimited calling plans or otherwise reduce their prices and improve their network coverage. As a result, some customers have chosen to completely forego use of traditional wireline phone service and instead rely solely on wireless services. We anticipate that the trend toward using wireless services exclusively will continue and may accelerate due to deterioration in general economic conditions. Technological developments in cellular telephone, personal communications services, digital microwave, satellite, broadband radio services, broadband over powerline, local multipoint distribution services, meshed WiFi and other wired and wireless technologies permit the further development of alternatives to traditional wireline services. Changes in technology generally result in new entrants into the communications services marketplace. See “Risk Factors—Risk Factors Relating to our Business—Due to competitive, technological and regulatory changes our core business could decline, which could have an adverse effect on our business and future prospects.”

We are facing increasing competition from cable operators who offer VoIP services that compete with our local and long distance voice services. As of December 31, 2008, the percentage of households in our territory with cable voice coverage was approximately 80%, while the percentage of our primary lines in areas with cable voice coverage was about 75%. Deployment of VoIP services by cable operators increased significantly in recent years and will continue to increase for the foreseeable future. We intend to actively monitor these developments, to observe the effect of emerging competitive trends in larger markets and to develop appropriate competitive responses.

Additionally, some competitors utilize our local network by purchasing some or all network elements on a resale or unbundled basis. Regulatory decisions have relieved ILECs of the obligation to make certain of these arrangements available to competitors, and have reduced the burden on ILECs, including us, of some unbundling requirements. Despite being relieved of some of the regulatory obligations, we continue to offer a combination of UNEs to CLECs operating in our territory per the terms of commercial agreements.

Many of our current and potential competitors have market presence, engineering, technical and marketing capabilities as well as financial, personnel and other resources that are more abundant than ours. In addition, some of our competitors can conduct operations or raise capital at a lower cost than we can and are subject to less regulation, taxes and fees. Consequently, some competitors may be able to charge lower prices for their products and services, develop and expand their communications and network infrastructures more quickly, adapt more swiftly to new or emerging technologies and changes in customer requirements and devote greater resources to the marketing and sale of their products and services than we can.

Despite the various challenges facing our business, our numerous strengths such as our established customer relationships, existing network architecture, extensive product and service expertise and wide array of bundled offerings, are helping us to mitigate access line losses. We intend to continue challenging the competition with:

•	Innovative bundled offerings that not only respond to but anticipate our customers’ changing needs;

•	New product offerings, such as continued roll-out of high-speed Internet access and fiber-based Ethernet services for businesses;

•	Effective customer care and simplified billing; and

•	Attractive and simplified pricing.

Legislative and Regulatory Developments

The communications industry has been and remains the subject of significant legislative and regulatory oversight at both the federal and state levels. The Telecom Act of 1996 was the first comprehensive update of the Communications Act of 1934. Among other things, the Telecom Act provided a framework for local competition, but required the implementation of rules by the FCC and the states. These rules have been the subject of numerous court appeals, as well as lobbying efforts before Congress. In virtually every session of Congress since the adoption of the Telecom Act, legislation has been proposed to amend it. Additionally, members of Congress use Congressional hearings and letters to emphasize points to regulators. Congressional participation in the development of regulatory policy and enforcement makes the regulatory process less predictable. Legislatures and regulatory agencies, primarily public utility commissions in the 18 states in which we provide local service also engage in regulatory policymaking that affect our business.

As an ILEC, we are subject to pervasive regulation by both state and federal regulatory bodies. While the amount of regulation is generally diminishing and we continue to pursue regulatory and legislative polices that will further diminish regulatory burdens imposed on us, we remain subject to more regulation than our competitors. Competition is generally increasing at a faster rate than regulation is decreasing, and regulation is increasing in some important areas of our business, including regulation of Internet Service Providers, or ISP’s, and network owners. The following summary of the regulatory environment in which our business operates does not describe all present and proposed federal, state and local legislation and regulations affecting the communications industry. Some laws and regulations are currently the subject of judicial proceedings, legislative hearings and administrative proceedings that could change the manner in which our industry operates. We cannot predict the outcome of any of these matters or their potential impact on our business. Regulation in the communications industry is subject to change and any change may have an adverse effect on us in the future. The following discussion describes some of the major communications-related regulations that affect us, but numerous other substantive areas of regulation not discussed here may also influence our business.

Scope of Regulatory Environment

At the federal level, as an ILEC, we are subject to regulation by the FCC and that regulation is generally more extensive than the regulation of our competitors. This regulation not only covers our rates and service terms, but also affects the terms on which ILECs must provide connections and network elements to competitors. In contrast, wireless service providers are not regulated from a retail pricing standpoint, but are subject to various licensing and technical requirements imposed by the FCC, including provisions related to the acquisition, assignment or transfer of radio licenses, and mandates, such as enhanced 911, or E-911, and wireless local number portability. Long distance and wireless service providers, which compete against us and also are our wholesale customers, are less regulated, without significant rate regulations or tariffing obligations.

Cable operators offer local and long distance voice services, high speed Internet and video services in many of our markets, while facing less regulation of these services than we face. A small but growing category of nomadic VoIP providers offer services that compete with our wireline offerings and also face a lighter regulatory burden. The FCC has preempted states from exercising entry and related economic regulation of such nomadic VoIP providers but the FCC has not preempted state regulation of fixed VoIP service commonly offered by cable operators.

With the growing use of VoIP technologies, the FCC is considering the regulatory status of various forms of VoIP. The outcome of these proceedings will determine whether and how retail VoIP offerings should be regulated, as well as whether VoIP-originated traffic should be afforded different reciprocal compensation or access charge treatment for calls terminated on ILEC networks. Specifically, the FCC found that computer-to-computer VoIP services that do not involve a retail charge or use conventional telephone numbers, are information services, rather than communications services, effectively deregulating these services. To date, the FCC has, among other things, directed providers of certain VoIP services to offer E-911 emergency calling capabilities to their subscribers, applied the requirements of the Communications Assistance for Law Enforcement Act, or CALEA, to certain VoIP providers, and determined that VoIP providers are subject to federal universal service assessments (see “Universal Service Programs”). Other issues regarding VoIP, such as whether VoIP that interconnects with switched networks qualifies as an “information service” or a “telecommunications service,” continue to be the subject of a pending FCC proceeding initiated in March 2004. These issues continue to generate interest within the industry as they can affect ILEC charges for terminating VoIP calls and competitive parity among services and service providers. We cannot be certain whether and when the FCC will further clarify or modify rules governing treatment of VoIP services, or how any rule changes may ultimately affect us.

Although ILECs are subject to more pervasive regulation than other providers, in 2007 and 2008 the FCC agreed to forbear from certain regulations previously applied to us and other ILECs. In 2007, the FCC granted forbearance from tariffing requirements for our then-existing wholesale and enterprise broadband services sold to service providers and large business customers. In granting these forbearance requests, the FCC found that the market for these services provided to larger business customers is competitive and that traditional regulation of ILECs’ provisions of these services is unwarranted. The FCC’s action allows us greater flexibility to tailor our service offerings to customer needs and competitive market conditions. Several parties have appealed the FCC’s grant of forbearance. The ultimate outcome of such legal challenges of the FCC’s orders is uncertain.

In 2008, the FCC granted conditional forbearance that ultimately should reduce some of our reporting obligations. As with the enterprise broadband forbearance, several parties have appealed the FCC’s forbearance grant. In addition, the FCC instituted a proceeding to consider appropriate future reporting requirements for us and all service providers. This proceeding could lead to either increased or decreased reporting requirements. The ultimate outcome of the legal challenges and future FCC action is uncertain.

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

At the state level, ILEC local service prices and company earnings were historically regulated based on the cost of providing the service plus a prescribed rate of return. Only two of the states in which we operate (Washington and Oregon), representing less than 5% of our access lines, continue to regulate us in this manner. In the remaining states, we are generally regulated under various forms of “price cap” regulation that typically limits our ability to increase rates for local services by a predetermined formula, but relieves us from the requirement to meet certain earnings tests. Moreover, in a few states, we have recently gained pricing freedom for the majority of retail services except for the most basic of services, such as stand alone basic residential service, or pricing freedom with respect to the majority of our customers. Additionally, in most of the states in which we operate, we have gained pricing flexibility for certain enhanced calling services, such as caller identification, and for bundled services that include local voice service. In the majority of the states in which we operate, we are able to price bundles of services on an exchange-specific basis, instead of on a state-wide basis.

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

As an ILEC, we generally face carrier of last resort, or COLR, obligations which include an ongoing requirement to provide service to all prospective and current customers in our service territories who request service and are willing to pay rates prescribed in our tariffs. In competitively-bid situations, such as newly constructed housing developments or multi-tenant dwellings, this may constitute a competitive disadvantage to us if competitors can choose to exclusively tie service to homeowner’s association fees or choose not to provide service to customers who are poor credit risks or whom they believe would be uneconomic to serve. Strict adherence to COLR requirements may force us to construct facilities with a low likelihood of positive economic return. A few of our states provide relief from COLR obligations under certain circumstances, relieving us of the duty to build facilities, typically in developments served by alternative providers with exclusive service arrangements. Additionally, we are seeking regulatory approval in targeted circumstances to deploy service using alternative less costly technologies, such as fixed wireless, and seeking to share the cost of building out the network with those customers. Currently, in certain areas our costs to build and maintain network infrastructure are partially offset by payments from universal service programs. See “Federal and State Universal Service Programs” below.

Federal government authorities, including the FCC and the U.S. Congress have considered proposals to regulate ISPs and network operators regarding the management of their networks and the use of information about their subscribers. The FCC has also decided several cases addressing these issues, relying on its existing authority, such as the general non-discrimination principles applicable to common carriers and extended through ancillary jurisdiction to all telecommunications, including broadband information services. Although rules have not been adopted, we cannot predict whether regulations or legislation affecting Internet services will be adopted that may increase costs, reduce potential revenues, or create regulatory disadvantages. In addition, we must operate in accordance with any decisions the FCC has made or may make in the future regarding our network management obligations.

Federal and State Universal Service Programs

Federal universal service programs provide funding for services provided in high-cost areas, for reduced-rate services to low-income consumers, and for discounted communications and Internet services for schools, libraries and rural health care facilities. These programs are funded by contributions from telecommunications carriers and VoIP providers who are interconnected to the network. These contributions are based on an FCC-prescribed percentage and are recovered from customers through surcharges. Historically, this contribution mechanism subjected us to competitive disadvantages but those disadvantages have been largely eliminated by FCC action. In June 2006, the FCC required certain VoIP providers to contribute to the universal service fund based on a fixed percent of their total revenues presumed to be interstate. In September 2005, the FCC deregulated ILECs’ high-speed Internet access service and in the process eliminated the universal service assessments on those services. The FCC is considering whether to replace the current revenue-based assessment for funding universal service in whole or in part with an assessment based on telephone numbers or connections to the public network. An assessment mechanism based on numbers or network connections could increase our contributions to federal universal service funds, while reducing contributions from long distance service providers.

The size of the federal universal service fund has grown significantly in recent years, primarily due to increased support distributed to competitive carriers including wireless service providers. In response to this growth, the FCC has initiated several proceedings to investigate reforming the federal universal service fund. One option under consideration would distribute support through the use of “reverse auctions” in which carriers would “bid” for the right to serve a high-cost area in exchange for a specified amount of USF support. Other reform proposals have been suggested, including one submitted by us that would alter the distribution of universal service support by targeting it to much smaller geographic areas, therefore tying support more directly to the high cost areas that need support. Other proposals include capping the fund at current levels and replacing the existing USF program with three separate funds supporting wireline, wireless and broadband deployment in rural areas. In 2008, the FCC issued an order to cap the universal service fund distributions to wireless service providers and CLECs at current levels. The impact of this order will be to curtail the growth of the USF.

In the fourth quarter of 2008, the FCC considered substantial changes to the high-cost programs in the federal USF. The FCC continues to review USF reform together with intercarrier compensation reform, and may adopt new USF regulations in 2009. We cannot predict how any such regulatory changes would affect us.

In 2008, we received $146 million from federal universal service funds to support our service in high-cost areas. A portion of this support is based on average loop costs. Where our loop costs exceed the nationwide average, which is the case in some of our local service territories, we may receive some high-cost federal universal service support. Currently, we receive such support in several of our rural areas. As our cost structure declines relative to the rising nationwide average loop cost, our receipt of these payments will decrease. FCC decisions in pending proceedings could affect the amount of high-cost support we receive in the future. Until more specific plans are developed by the FCC, we are unable to determine what effect, if any, federal USF reform would have on our universal service receipts or on competition in our markets.

Several states in which we operate have established their own universal service programs. In 2008, we received support totaling $73 million from state universal service programs in seven states: Kansas, Nebraska, Oregon, Pennsylvania, South Carolina, Texas and Wyoming. Pennsylvania and Nebraska are currently reviewing their state universal service fund programs, which could lead to a reduction in the support we receive.

Intercarrier Compensation

Intercarrier compensation includes regulated interstate and intrastate switched access charges that we, other ILECs, CLECs and wireless service providers receive from long distance carriers for the origination and termination of long distance calls and reciprocal compensation that interconnected local carriers pay to each other for terminating interconnected local and wireless calls. On average, intrastate switched access charges, which are currently regulated by state PUCs, are generally higher than interstate switched access charges, which are regulated by the FCC, and in turn interstate switched access charges are generally higher on a per-minute basis than are reciprocal compensation rates.

Comprehensive intercarrier compensation reform received extensive review at the federal level, generating significant activity at the FCC during the 4th quarter of 2008. Although the FCC has not produced an Order revising the intercarrier compensation system, it is possible that the FCC could issue an Order in the near-term. It is possible that such an order could result in negative financial consequences and impact intercarrier compensation revenues, federal universal service fund receipts, our interconnection and intercarrier compensation expenses, and the rates charged to our retail customers.

At the state level, we are responding to complaints regarding our intrastate switched access rate levels in Minnesota, Virginia, Washington, New Jersey, and Kansas. Although the outcome cannot be determined at this time, we believe our intrastate switched access rate levels are appropriate and are vigorously defending them. Should we be required to reduce our intrastate switched access rates as a result of any of these complaints, we will seek to recover displaced switched access revenues from other services; however, such recovery is not assured. We may also have the opportunity to receive offsetting state universal service funds.

ISP-Bound Traffic

In November 2008, the FCC issued an order resolving an order from the U.S. Court of Appeals for the District of Columbia Circuit that had remanded, for the second time, long-standing FCC rules governing compensation paid by carriers for traffic routed to Internet service providers, or ISPs. The FCC order reimposed the same rules that have governed the industry for many years. The FCC’s order, however, was appealed to the D.C. Circuit with a decision expected in 2009. It is unknown at this time whether the court will uphold the FCC, remand again to the FCC or vacate the rules altogether. Depending upon the outcome, we and other ILECs could see significantly higher costs for handling this traffic and potential claims alleging underpayment for past traffic. The FCC had been reviewing this issue together with intercarrier compensation reform, and if the FCC takes action to change intercarrier compensation rules, it may reduce the risk or impact of such legal challenges to its November 2008 order.

Special Access

In November 2007, the FCC solicited public comment on the state of the special access market and whether pricing flexibility policies should be revised. The FCC is considering whether reforms may be warranted to modify or eliminate pricing flexibility policies and the price cap rules governing special access pricing. In addition, the FCC is considering whether to order reductions in some special access rates, for some or all ILECs subject to federal price-cap regulation, including us. The outcome of the FCC’s proceeding is uncertain, but could result in significant changes to the way in which we receive compensation from other carriers and our end users for special access services. It is unclear whether the FCC will make any policy changes affecting current special access pricing rules or, if so, whether and to what extent any changes will affect our special access revenues.

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

We occasionally license our intellectual property to others and have granted licenses to others to use our registered trademark EMBARQ® in certain situations, including to R.H. Donnelley in connection with the publishing of telephone directories in our local service territories.

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

Employees

As of December 31, 2008, we had approximately 16 thousand active employees. Approximately 34% of these employees were represented by unions subject to collective bargaining agreements. Of the union-represented employees, approximately 27% have collective bargaining agreements that will expire during 2009. There have been no material changes to any employee collective bargaining agreements during 2008.

Item 1A. Risk Factors

Risk Factors Related to our Proposed Merger with CenturyTel

Failure to complete the proposed merger could negatively impact our stock price and our future business and financial results.

If the merger is not completed, our ongoing business may be adversely affected and become subject to several risks, including the following:

•	We may be required, under certain circumstances, to pay a termination fee of $200 million;

•	We may be required to pay certain costs and expenditures relating to the proposed merger, such as legal, accounting, financial advisor and other costs associated with the merger; and

•	The focus of our management on the merger may preclude us from pursuing other opportunities that could be beneficial to the company.

Without realizing any of the benefits of a completed merger, we cannot assure our shareholders that these risks will not materialize and will not materially affect the business, financial results and stock price of Embarq.

The pendency of the merger could adversely affect our business and operations.

In connection with the pending merger, some customers may delay or defer decisions, which could negatively impact revenues, earnings and cash flows, regardless of whether the merger is completed. Similarly, current and prospective employees may experience uncertainty about their future roles with the combined company following the merger, which may materially adversely affect our ability to attract and retain key personnel during the pendency of the merger.

Risk Factors Relating to our Business

The current economic, credit and financial market conditions may adversely affect our business.

During 2008, general domestic and global economic conditions have worsened, resulting in significant declines in equity, debt and derivative markets, diminished credit availability, volatility in securities prices, declining real estate values and an overall reduction in investor sentiment. Although we have remained fairly insulated from these pressures, these conditions may adversely impact our business in the future in the following ways:

•	Certain customers may choose to forgo some or all of our services due to the rate of unemployment, level of consumer confidence or other economic conditions, resulting in reduced revenues.

•	Our vendors and professional service partners’ financial condition and operations have been and may continue to be negatively impacted resulting service outages, product shortages or bankruptcy.

•	Although we have a $1.5 billion revolving credit facility, which is set to expire in 2011, the current economic conditions could impair our ability to access additional financing.

•

We sponsor noncontributory defined benefit pension plans whose plan assets have declined approximately $1 billion in 2008 primarily because of the current market conditions affecting the underlying securities. These losses, if sustained, will require a significant increase in employer contributions resulting in decreased cash flow from operations.

We face widespread competition that may reduce our market share and harm our financial performance.

We face significant competition from a number of different types of communications services providers, including wireless communications service providers, cable and other companies offering VoIP, integrated communication service providers, alternative access vendors, cities and local governments, over-builders, CLECs, and ISPs.

As wireless service providers continue to expand, begin offering unlimited calling plans or otherwise reduce their prices and improve their network coverage, some customers choose to stop using traditional wireline phone service and instead rely solely on wireless service. We anticipate that this trend will continue and could negatively impact our wireline revenues and our current wireless offerings. Technological developments in cellular telephone, personal communications services, digital microwave, satellite, broadband radio services, local multipoint distribution services, meshed wireless fidelity, or WiFi, and other wireless technologies are expected to permit the further development of alternatives to traditional wireline communications services.

We also face increasing competition from cable operators and other service providers offering high-speed Internet and VoIP services. As VoIP becomes a more robust and widely available service and operators continue to add more features and functionality, existing competitors could become more formidable and new competitors could enter our markets.

Many of our current and potential competitors have market presence, engineering, technical and marketing capabilities as well as financial, personnel and other resources more abundant than ours. Additionally, through mergers, joint ventures and various service expansion strategies, providers of competing communication services are increasingly able to provide integrated services in many of the markets we serve. Also, some of our competitors can conduct operations or raise capital at a lower cost than we can and are subject to less regulation, taxes or fees. Consequently, some competitors are able to charge lower prices for their products and services, to develop and expand their communications and network infrastructures more quickly, to adapt more swiftly to new or emerging technologies and changes in customer requirements and to devote greater resources to the marketing and sale of their products and services than we can.

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

As an ILEC, we have been and continue to be subject to significant regulation from federal, state and local governments and in many respects are subject to more extensive regulation than our competitors. This regulation imposes substantial compliance costs on us, and often restricts our ability to adjust rates to reflect market conditions and impacts our ability to compete and respond to changing industry conditions. In recent years, the communications industry has undergone various fundamental regulatory changes that have generally permitted competition in each segment of the telephone industry, while also permitting, in more limited respects, reduced regulation of ILECs. Congress and state legislatures may enact laws, and the FCC and state regulatory commissions may adopt new regulations or take other actions that could adversely affect our business prospects or results of operations.

Pending rule changes could also have a substantial impact on our operations, including, in particular, rule changes for intercarrier compensation and universal service. On November 5, 2008, the FCC issued a draft document that, among other things, requested public comment on a draft proposal of the then FCC chairman designed to comprehensively redefine and reform the FCC’s intercarrier compensation and USF rules. The draft proposes to reduce intrastate and interstate access rates and local reciprocal compensation rates to levels substantially below those currently charged by Embarq. The draft also proposes changes to USF rules that would mandate ubiquitous broadband deployment, freeze the level of certain USF support payments, and expand various USF programs, the combined effect of which would adversely impact local exchange carriers by limiting the amount of USF revenues available to them and increasing their operating costs. Comments on the draft proposals were filed November 26, 2008, and reply comments were due December 22, 2008. It is currently unclear what action the FCC may take action with respect to the draft proposals. As previously disclosed by Embarq, adoption of the chairman’s original proposal, which is published in the November 5, 2008 document, could result in a material adverse impact on the results of our operations.

In May 2008, the U.S. Court of Appeals for the D.C. Circuit directed the FCC to justify its rules regulating the compensation that telecommunications companies pay to internet service providers, or ISPs, for dial-up calls that ISPs receive from their customers. The FCC issued an order to maintain the existing rules and altered its justification for the rules. The Order has been appealed and a ruling on the appeal is expected in 2009. If the existing rules are overturned on appeal and not replaced with comparable rules, we could face substantially higher costs for terminating calls to ISPs and potential claims alleging underpayment for past traffic.

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

•	Prevent or make it more difficult for us to pay our anticipated cash dividends on our common stock and remain in compliance with the terms of our indebtedness; and

•	Make us more vulnerable to economic downturns and limit our ability to withstand competitive pressures.

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

Restrictions in the patent agreement entered into with Sprint Nextel could adversely affect our ability to grow through acquisitions, or make divestitures.

If we grow by acquisitions to become more than twice our size as of the spin-off date, any new companies that we acquire, or operations that are integrated with new acquisitions, will not have the benefit of the patent agreement with Sprint Nextel. Also, if we undergo a change in control and there is a functional integration of our operations with a third party we will lose the benefits of some or all of the patents governed by the patent agreement with Sprint Nextel. The benefits of that agreement do not extend to any parent company or any companies under common control with us. These limitations may make it more difficult or expensive to integrate part of our operations with CenturyTel, or alternatively increase our costs to gain access to technology if the benefits of the Patent Agreement terminate. Divestitures of our assets and operations could also be restricted because the benefits of the agreement would continue to apply only if divested operations or assets are isolated from the other members of the corporate group making the acquisition and only if the business is conducted in substantially the same manner and in substantially the same geographic area that it was conducted before the divestiture. These limitations may make our assets less attractive to a potential acquirer and could reduce the value that an acquirer would be willing to pay for the assets.

A significant portion of our workforce is unionized, and if we are unable to reach new agreements before our current labor contracts expire, our unionized workers could engage in strikes or other labor actions that could materially disrupt our ability to provide services to our customers.

As of December 31, 2008, we had approximately 16 thousand active employees. Approximately 34% of these employees were represented by unions subject to collective bargaining agreements. Of the union-represented employees, approximately 27% had collective bargaining agreements that will expire in 2009. We cannot predict the outcome of these negotiations and may be unable to reach new agreements, and union employees may engage in strikes, work slowdowns or other labor actions, which could materially disrupt our ability to provide services. New labor agreements may impose significant new costs on us, which could adversely affect our financial condition and results of operations in the future.

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

Although we maintain property and casualty insurance and may under certain circumstances be able to seek recovery of some additional costs through increased rates, only a portion of our additional costs directly related to such hurricanes and natural disasters have historically been recoverable. We cannot predict whether we will continue to be able to obtain insurance for hazard-related damages or, if obtainable and carried, whether this insurance will be adequate to cover our losses. In addition, we expect any insurance of this nature to be subject to substantial deductibles and to provide for premium adjustments based on claims. Any future hazard-related costs and work interruptions could adversely affect our operations and our financial condition.

Risk Factors Relating to Ownership of our Common Stock

The market price and trading volume of our common stock may be volatile.

The market price of our common stock could fluctuate significantly for many reasons, including in response to the risk factors listed in this report or for reasons not specifically related to our performance, such as industry or market trends, reports by industry analysts, investor perceptions, actions by credit rating agencies or negative announcements by our customers or competitors regarding their own performance, as well as general economic and industry conditions. For example, to the extent that other companies within our industry experience declines in their stock price, our stock price may decline as well.

Anti-takeover provisions of our certificate of incorporation and certain provisions of Delaware law could delay or prevent a change of control that shareholders may favor.

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

Our gross property, plant and equipment at December 31, 2008, was distributed among the business segments as follows:

December 31, 2008
(millions)
Telecommunications segment	$20,904
Logistics segment	177

Total	$21,081

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

In early December 2008, an individual shareholder filed suit in Johnson County Kansas District Court against us, each of our directors and CenturyTel, challenging the proposed merger with CenturyTel and alleging that the defendants failed to maximize shareholder value, made misleading proxy statements, and obtained personal benefits in the form of positions with the combined company. To avoid the expense and uncertainty of litigation, a settlement in principle has been reached between plaintiff and defendants where additional disclosures regarding the transaction were made in a public filing. A definitive settlement agreement will be executed following confirmatory discovery and the final settlement must be approved by the court.

In December 2007, a group of retirees filed a putative class action lawsuit in the United States District Court for the District of Kansas, challenging the decision to make certain modifications to our retiree benefits programs generally effective January 1, 2008. See Note 5, Employee Benefit Plans, of the Notes to Consolidated Financial Statements for additional information. Defendants include us, certain of its benefits plans, its Employee Benefits Committee and its plan administrator. Additional defendants include Sprint Nextel and certain of its benefits plans. In addition, a complaint in arbitration has been filed by 15 former Centel executives, similarly challenging the benefits changes. We and other defendants intend to vigorously contest these claims and charges.

In addition, we are subject to various other lawsuits, regulatory proceedings against us and other claims typical for a business enterprise. While it is not possible to determine the ultimate disposition of each of these proceedings and whether they will be resolved consistent with our expectations, we expect that the outcome of these proceedings, individually or in the aggregate, will not have a material adverse effect on its financial condition, results of operations or liquidity.

Item 4. Submission of Matters to Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter 2008.

Executive Officers of the Registrant

The following individuals are currently serving as our executive officers:

Name	Age	Position(s)
Thomas A. Gerke(1)	(52)	President and Chief Executive Officer
Gene M. Betts (2)	(56)	Chief Financial Officer
Harrison S. Campbell (3)	(47)	President—Consumer Markets
William E. Cheek (4)	(53)	President—Wholesale Markets
Richard B. Green (5)	(51)	Vice President and Controller
Dennis G. Huber (6)	(48)	Chief Technology Officer and Senior Vice President
Claudia S. Toussaint (7)	(45)	General Counsel and Corporate Secretary
E.J. Holland, Jr. (8)	(65)	Senior Vice President—Human Resources and Communications
Thomas J. McEvoy (9)	(50)	President—Business Markets

(1)	Mr. Gerke has been our President and Chief Executive Officer since March 2008, after serving in the same role in an interim capacity since December 2007. He held the position of General Counsel—Law and External Affairs from May 2006 until December 2007 and from January 2007 to December 2007, had additional responsibility for our Wholesale Markets business unit. Mr. Gerke served as General Counsel—Law and External Affairs at Sprint Nextel’s local telecommunications division from August 2005 until May 2006. He served as Executive Vice President—General Counsel and External Affairs of Sprint Corporation (“Sprint”) from May 2003 until August 2005. Before that, he served as Vice President—Global Markets Group—Business Development of Sprint since June 2002.

(2)	Mr. Betts has been our Chief Financial Officer since May 2006. In January 2008, in addition to his existing duties, he assumed oversight responsibility for our Logistics business unit. He served as Senior Vice President—Finance at Sprint Nextel’s local telecommunications division, a position he held from August 2005 until May 2006. He served as Senior Vice President—Finance and Treasurer of Sprint Corporation (Sprint) from 1998 until August 2005.

(3)	Mr. Campbell has been our President—Consumer Markets since May 2006. He served in this role at Sprint Nextel’s local telecommunications division from August 2005 until May 2006. He served as President—Emerging and Mid-Markets of the Sprint Business Solutions division of Sprint from October 2003 until August 2005.

(4)	Mr. Cheek has been our President—Wholesale Markets since May 2006. He served in this role at Sprint Nextel’s local telecommunications division from August 2005 until May 2006. He served as Assistant Vice President—Strategic Sales and Account Management in Sprint Business Solutions from January 2004 until July 2005.

(5)	Mr. Green has been our Vice President and Controller since May 2007. Mr. Green served as the Vice President of Financial Planning and Decision Support from May 2006 through May 2007. From July 2000 to May 2006, he held various Vice President level positions in Sprint Nextel Corporation’s decision support and controller organizations.

(6)	Mr. Huber has been our Chief Technology Officer and Senior Vice President since July 2008. He served as Senior Vice President, Corporate Strategy & Development from December 2007 through June 2008. Mr. Huber served as Senior Vice President of Product Development from October 2006 until December 2007. Before that, he served as Senior Vice President of Wireless Solutions from August 2006 until October 2006. From January 2003 to August 2005 he served as President of Sprint North Supply Company.

(7)	Ms. Toussaint has been our General Counsel and Corporate Secretary since December 2007. She served as Vice President and Corporate Secretary from May 2006 until December 2007. Prior to her roles at EMBARQ, Ms. Toussaint served as Vice President, Corporate Governance and Ethics, and Corporate Secretary for Sprint, a role she assumed in April 2003.

(8)	Mr. Holland has been our Senior Vice President—Human Resources and Communications since January 2008. He served as Senior Vice President – Human Resources from May 2006 and added responsibility for communications in 2008. He served as Vice President—Human Resources and Labor Relations at Sprint Nextel’s local telecommunications division from August 2005 until May 2006. From May 2000 to July 2005, he served as Vice President—Compensation, Benefits Labor and Employee Relations for Sprint.

(9)	Mr. McEvoy has been our President—Business Markets since May 2006. In January 2007, in addition to his existing duties, he assumed oversight responsibility for our Logistics business unit. He served as the President—Business Markets at Sprint Nextel’s local telecommunications division from August 2005 until May 2006. Previously, he served as President of Sprint Business Solutions—Enterprise Markets of Sprint from April 2004 until August 2005. He served as President—LTD Consumer Markets of Sprint from July 2000 to April 2004.

There are no known family relationships between any of our executive officers and directors. Officers are elected annually.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Data

Our common stock is listed and traded on the New York Stock Exchange under the symbol “EQ.” As of February 8, 2009, there were approximately 29 thousand shareholders of record of our common stock. The following table sets forth the high and low closing sales prices per share of common stock for the year 2008 and for 2007 periods since spin-off, according to the New York Stock Exchange, and dividends declared per share during such periods:

Common Stock

	High	Low	Cash Dividends (1)
2008 Market Price
First Quarter	$49.31	$38.93	$0.6875
Second Quarter	47.90	38.68	0.6875
Third Quarter	49.30	40.55	0.6875
Fourth Quarter	41.63	25.06	0.6875

Common Stock

	High	Low	Cash Dividends (2)
2007 Market Price
First Quarter	$57.31	$51.36	$0.500
Second Quarter	65.06	55.91	0.625
Third Quarter	64.08	55.60	0.625
Fourth Quarter	57.36	47.66	0.625

(1)	Total dividend payments to stockholders in 2008 were approximately $404 million.

(2)	Total dividend payments to stockholders in 2007 were approximately $367 million.

Stock Performance Graph

The following graph compares the cumulative total stockholder return on our common stock from May 18, 2006, when “regular way” trading in our common stock began on the New York Stock Exchange, through December 31, 2008, with the total return over the same period on the S&P 500 ® Index and the Dow Jones US Telecommunications Total Return Index. The graph shows the performance of a $100 investment in our common stock, the S&P 500 ® Index and the Dow Jones US Telecommunications Total Return Index on May 18, 2006 and the reinvestment of all dividends paid.

Comparison of Cumulative Total Return*

May 18, 2006 to December 31, 2008

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

Issuer Purchases of Equity Securities

Embarq did not acquire any of its equity securities during the fourth quarter 2008.

Item 6. Selected Financial Data

The following table sets forth our selected consolidated financial data. The balance sheet data as of December 31, 2008, 2007, 2006, 2005 and 2004 and statement of operations and cash flow data for the years ended December 31, 2008, 2007, 2006, 2005 and 2004 have been derived from our consolidated financial statements that were audited by KPMG LLP. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The following information should be read together with our consolidated financial statements and the notes related to those consolidated financial statements.

Our consolidated financial information may not be indicative of our future performance and does not necessarily reflect what our financial condition and results of operations would have been had we operated as a separate, stand-alone entity during the periods presented, particularly since many changes occurred in our operations and capitalization as a result of our spin-off from Sprint Nextel on May 17, 2006.

	For the Years Ended December 31,
	2008	2007	2006	2005	2004
	(millions, except per share data)
Selected Statement of Operations Data
Net operating revenue	$6,124	$6,365	$6,363	$6,254	6,139

Operating Income (1)	1,633	1,504	1,544	1,552	1,590
Net income (1)	769	683	784	878	917
Earnings per common share (2)
Basic	5.27	4.50	5.26	—	—
Diluted	5.22	4.44	5.21	—	—
Dividends per common share (2)	2.75	2.375	1.00	—	—
Average basic shares outstanding (2)	146.0	151.9	149.2	—	—
Average diluted shares outstanding (2)	147.4	153.9	150.4	—	—

Selected Balance Sheet Data
Property, plant and equipment, net	7,411	7,748	7,988	7,804	7,977
Goodwill	27	27	27	27	27
Total assets	8,371	8,901	9,119	9,221	9,329
Long-term debt	5,743	5,779	6,421	1,123	1,125
Total debt	5,745	5,878	6,458	1,125	1,240
Stockholders’ equity	(608)	264	(468)	4,852	4,960

Selected Cash Flow Data
Net cash provided by operating activities	1,748	1,624	2,053	1,898	2,064
Capital expenditures	686	829	923	828	975

Selected Operating Data (Unaudited)
Switched access lines (3)	5.7	6.3	6.8	7.2	7.5
High-speed Internet customers	1.4	1.3	1.0	0.7	0.5

(1)	In 2008, we recorded $76 million of severance and other related charges in operating income, which reduced net income by $47 million.

In 2007, we recorded $26 million in spin-off related costs and $80 million of severance charges in operating income, which reduced net income by $67 million.

In 2006, we recorded $116 million in spin-off related costs and $34 million in severance charges in operating income, which reduced net income by $95 million.

In 2005, we recorded $80 million in allocated asset impairments of which $77 million resulted from the abandonment of a network monitoring software application in operating income. This allocated charge reduced net income by $49 million.

In 2004, we recorded severance charges of $40 million in operating income, which reduced net income by $25 million.

(2)	Before spin-off, Embarq was a wholly owned subsidiary of Sprint Nextel. As such, Embarq did not have common shares publicly outstanding prior to that date. Average basic and diluted shares outstanding for the year to date period ended December 31, 2006 reflect the shares issued at spin-off and the potentially dilutive shares at spin-off as if they were outstanding and dilutive from January 1, 2006 through May 17, 2006.

(3)	Beginning in 2008, we no longer include in our switched access line count those lines that support internal administrative and operational activities. Accordingly, the access line counts for periods prior to 2008 were adjusted to reflect this change.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

We make forward-looking statements in this document. These forward-looking statements relate to our outlook or expectations for earnings, revenues, expenses, asset quality or other future financial or business performance, strategies or expectations, or the impact of legal, regulatory or supervisory matters on our business, results of operations or financial condition. Specifically, forward-looking statements may include:

•	statements relating to our plans, intentions, expectations, objectives or goals;

•	statements relating to our future economic performance, business prospects, revenue, income and financial condition and any underlying assumptions relating to those statements; and

•	statements preceded by, followed by or that include the words “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “target” or similar expressions.

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

•

the effects of changes in both general and local economic conditions in the markets we serve, which can impact demand for our products and services; customer purchasing decisions; collectability of revenue; and required levels of capital expenditures related to new construction of residences and businesses;

•	volatility and other market conditions in the equity and credit markets, including impacts on the stability of banks and other financial institutions;

•	the effects of vigorous competition in the markets in which we operate, including access line loss to wireless providers and cable operators;

•	the impact of new, emerging and competing technologies on our business;

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

OVERVIEW

Merger with CenturyTel

On October 26, 2008, Embarq and CenturyTel, a Louisiana corporation, entered into a merger agreement whereby a wholly owned subsidiary of CenturyTel, will merge with and into us. As a result of the merger, we will continue as a wholly owned subsidiary of CenturyTel. Pursuant to the merger agreement, at the effective date of the merger, each share of our common stock, par value $0.01 per share, will be converted into the right to receive 1.37 shares of CenturyTel common stock, par value $1.00 per share, plus cash in lieu of fractional shares. It is expected that the merger will qualify as a tax-free reorganization for U.S. Federal income tax purposes. In conjunction with this transaction, we may incur additional costs prior to closing including, but not limited to, potential impairments of duplicate systems and technology; employee retention and severance costs; and other merger and integration costs.

On January 23, 2009, we entered into an amendment to modify our existing credit agreement. See Note 12, Subsequent Events, of the Notes to the Consolidated Financial Statements for additional information. The amendment will only become effective upon consummation of the merger with CenturyTel and the satisfaction of other customary conditions; will reduce the size of the revolving credit facility to $800 million from its existing $1.5 billion; and will replace CenturyTel’s previously arranged $800 million bridge facility.

On January 27, 2009, our shareholders and those of CenturyTel, approved the matters required to complete the transaction as proposed in the merger agreement. Completion of the merger is now subject to approval by the FCC and various state regulatory agencies as well as other customary closing conditions. Subject to these requirements, the transaction is expected to close during the 2009 second quarter.

Pending Sale of Logistics Business

On January 29, 2009, we entered into an agreement to sell our wholly owned subsidiary, Embarq Logistics, and will enter into a four-year commercial services agreement for the buyer to provide certain logistics and supply chain services for our telecommunications operations. The transaction is expected to close during the 2009 first quarter subject to customary closing conditions and completion of the buyer’s financing arrangements. As a result, Embarq Logistics’ third party wholesale distribution operations, which comprised the Logistics segment, will likely be presented as discontinued operations in future consolidated financial statements.

Upon consummation of the transaction, the majority of employees, net working capital and all distribution center assets supporting the business will be transferred to the buyer in exchange for cash and other contingent consideration. We expect to recognize an estimated pre tax loss on disposal, as well as severance and benefit plan curtailments, of approximately $30 million to $40 million from this transaction.

Operations

We provide a suite of integrated communications services to consumer and business customers primarily in our local service territories in 18 states. Our service and product offerings include local and long distance voice, data, high-speed Internet, satellite video, professional services and communications equipment. In addition, we continue to serve the remaining wireless customers acquired under our mobile virtual network operator arrangement.

We also provide wholesale services primarily to wireline and wireless service providers. Services offered include switched access, special access, intelligent network database, collocation, resale switched access lines, paystation services, UNEs, high speed data services and billing and collection services.

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

Consistent with the past several years, we continued to experience overall declines in telecommunications net operating revenues during 2008. Historically, these overall declines have resulted from voice revenue reductions driven by switched access line losses, somewhat offset by growth in data and high-speed Internet revenue. In recent quarters, voice revenue declines and line loss trends have been comparatively worse. The partial offset of voice revenue declines from growth in data services and high-speed Internet revenue is expected to continue based on recent results and trends; however, the amount of offset may decline in the future due to expected reduced rates of growth for these products and services.

The following table reflects information about our switched access lines (thousands):

	Access Lines December 31,			Difference 2008 vs. 2007		Difference 2007 vs. 2006
	2008	2007	2006	Amount	%	Amount	%
Primary	3,537	3,967	4,288	(430)	(10.8)%	(321)	(7.5)%
Additional	241	305	371	(64)	(21.0)%	(66)	(17.8)%

Total Consumer	3,778	4,272	4,659	(494)	(11.6)%	(387)	(8.3)%
Business	1,779	1,876	1,905	(97)	(5.2)%	(29)	(1.5)%
Wholesale	139	164	190	(25)	(15.2)%	(26)	(13.7)%

Total	5,696	6,312	6,754	(616)	(9.8)%	(442)	(6.5)%

Beginning in 2008, we no longer include in our business switched access line counts those lines that support our internal administrative and operational activities. Accordingly, the business access line counts above for 2007 and 2006 were reduced by 162 thousand and 154 thousand access lines to reflect this change.

Consumer switched access line losses represent the most significant portion of our losses. We believe the increased rate of access line losses in 2008 is partially attributable to worsening general and local economic conditions in the markets we serve causing an increasing number of customers to choose to discontinue traditional home phone service to rely solely on wireless services. The overlap of cable operators within our local service territories offering VoIP also continues to have an impact.

Despite the growing consumer access line losses, we have continued to have success in selling additional services to help mitigate the effect of the losses. In 2008, our overall high-speed Internet subscriber base increased 11% to 1.4 million subscribers. Additionally, our overall satellite video subscribers, a service we offer through various sales agency agreements, increased 49% to 297 thousand subscribers. Consequently, our average revenue per household, or ARPH, increased 4% in 2008. This measure, which is calculated by dividing average monthly consumer revenue by average primary access lines served, is useful in measuring our success in bundling initiatives and attracting and retaining high value customers.

			Difference
	2008	2007	Amount	%
Consumer revenue (millions)	$2,518	$2,655	$(137)	(5)%
Average primary access lines (thousands)	3,755	4,128	(373)	(9)%

ARPH	$55.88	$53.60	$2.28	4%

Business and wholesale data services have also continued to mitigate the affect of access line losses and declining switched access minutes of use. Our data services consist mainly of dedicated circuits connecting other carriers networks to their customers’ locations; wireless service providers’ cell towers to mobile switching centers; or business customers to our network. Revenues from these services increased 5% in 2008.

Overall, our net operating revenues declined 4% in 2008. To offset the effect of these declines, we continued to diligently manage our costs and gain efficiencies and productivity. These efforts have proven successful in maintaining our profitability and driving an increase in earnings and cash flow in 2008.

Spin-Off from Sprint Nextel

In December 2004, Sprint Nextel announced its intention to spin-off their local communications business and product distribution operations from their other businesses in a tax-free transaction. On May 17, 2006, the date of the spin-off, in exchange for, and as a condition to, the transfer of assets and the assumption of liabilities described below, we (1) issued to Sprint Nextel 149.1 million shares of our common stock and (2) issued to Sprint Nextel $4.5 billion of Embarq senior notes and (3) transferred to Sprint Nextel $2.1 billion in cash. In exchange for, and contemporaneously with, the issuance of our common stock and transfer of debt and cash, Sprint Nextel transferred the Embarq assets, at historical cost, consisting of Sprint Nextel’s local communications operations, wholesale product distribution operations and the consumer and certain business long distance customers located in our service territories, and we assumed certain liabilities related to our business. The spin-off was completed through a pro rata distribution to Sprint Nextel shareholders consisting of one share of our common stock for every 20 shares of Sprint Nextel voting and non-voting shares owned by Sprint Nextel’s shareholders as of the close of business on May 8, 2006, the record date for the distribution.

No significant spin-off related expenditures were incurred during 2008. We incurred the following spin-off related charges and capital expenditures:

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

Industry Environment

We operate in an industry that has been and continues to be subject to intense competition, as well as regulatory and legislative changes. Given these factors, as well as the trend toward consolidation in the industry, we routinely assess the implications of these industry factors on our operations. These assessments, along with regulatory and legislative developments such as the ongoing FCC activities related to intercarrier compensation and federal USF support, may impact the future valuation of our long-lived assets and could have a material effect on our business, results of operations, financial condition and liquidity.

Economic Conditions

During 2008, general economic conditions in the United States have worsened; significant declines in values have occurred in the global equity, debt and derivative markets; and banks and other financial institutions have come under duress prompting government interventions. The diminished availability of credit and liquidity resulting from these conditions has and may continue to adversely impact the financial health of our customers, vendors and partners. For us, the principal immediate impacts have been limited to accelerated reductions in switched access lines; a decline in the value of our pension plan’s assets of approximately $1 billion, see Note 6, Employee Benefit Plans, of the Notes to Consolidated Financial Statements for additional information; and lower capital expenditure requirements due to reduced levels of new construction activity in the markets we serve.

Critical Accounting Policies

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

Revenue Recognition Policies

Net operating revenue is recognized in accordance with SAB No. 104, Revenue Recognition. We collect fees for fixed rate services, such as local, unlimited long distance, high-speed Internet and certain data services, in advance and defer revenue recognition until these services are provided to the customer. Variable rate billing services, including minute driven long distance, data and access revenue, are billed in arrears. We have multiple billing cycles spread throughout each month resulting in trade accounts receivables and deferred revenue balances at the end of each reporting period. In the event that the variable rate usage data is not available at the end of a reporting period, we estimate revenue based on historic usage and other relevant factors.

Revenue for bundled services is allocated to an individual unit of accounting based on the relative fair value of each individual service when it is regularly sold on a stand-alone basis as prescribed by EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. Cash incentives given to customers are recognized as reductions to revenue ratably over the average life of the customer in accordance with EITF 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Product), and other applicable guidance. Service activation and installation fees are deferred and amortized on a straight-line basis over the average life of the customer.

We record revenue from services offered through various wholesale, sales agency or other professional service arrangements on either a gross or net basis in accordance with EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus net as an Agent.

Net operating revenues include certain revenue reserves for billing disputes and errors and returns on product sales. These reserves require management’s judgment and are based on many factors including historical trending, contract and tariff interpretations and developments during the resolution process.

If the revenue reserve as a percentage of our net operating revenues were to be increased by 10 basis points, our net operating revenues would be reduced by $6 million for 2008 and $3 million for 2007.

Allowance for Doubtful Accounts

Allowance for doubtful accounts represents the estimate of accounts receivable that are deemed to be uncollectible. This allowance typically reflects our best estimates based on historic credit losses and aged account receivable balances at the end of the reporting period. These estimates are subject to management’s judgment based on payment terms, industry norms and recognition of current economic indicators and may be increased to include the entire accounts receivable balance when specific collection risk exists.

As of December 31, 2008 and 2007, if the allowance for doubtful accounts as a percentage of accounts receivable were increased by 100 basis points, bad debt expense would increase by $6 million in 2008 and $7 million for 2007 and 2006.

Property, Plant and Equipment (PP&E) and Intangibles

PP&E and definite lived intangibles are evaluated for impairment whenever indicators of impairment arise. Accounting standards require that if an impairment indicator is present, we must assess whether the carrying amount of the asset is unrecoverable by estimating the sum of the future undiscounted cash flows, excluding interest costs, expected to result from the asset. Impairment is recognized based on the fair value of the asset if the carrying amount is in excess of the recoverable amount.

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

If our studies had resulted in a depreciable rate that was 5% higher or lower than those used in the preparation of our consolidated financial statements, recorded depreciation expense would have been impacted by the following:

	For the Years Ended December 31,
	2008	2007	2006
	(millions)
Depreciation rate sensitivity	$51	$53	$55

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

The consolidated financial statements reflect certain amounts related to deferred tax assets and liabilities, which result from temporary differences between the assets and liabilities measured for financial statement purposes versus the assets and liabilities measured for tax return purposes. Management must assess the future tax benefits expected to be realized from deferred tax assets and record any required valuation allowances. Our valuation allowance primarily relates to state net operating loss carryovers and was:

	As of December 31,
	2008	2007	2006
	(millions)
Valuation allowance	$23	$10	$7

Actual income taxes could vary from estimates due to changes in income tax laws, significant changes in the jurisdictions in which we operate or our ability to generate sufficient future taxable income.

Employee Benefit Plan Assumptions

Retirement benefits are significant costs of doing business yet represent obligations that will be settled in the future. Retirement benefit accounting is intended to reflect the recognition of the future benefit costs over the employee’s expected tenure with us based on the terms of the benefit plans and the related investment and funding decisions. The accounting standards require that management make assumptions regarding such variables as the return on assets, the discount rate and future health care costs. These assumptions are subject to changing market conditions. Changes in these key assumptions can have a significant impact on the respective benefit obligations and related net periodic benefit cost.

The following represents our discount rate as of the following measurement dates, based on a hypothetical portfolio of bonds rated AA- or better that produces a cash flow which matches the projected benefit payments of the plan:

	As of December 31,
	2008	2007	2006
Discount rate	6.4%	6.3%	6.1%

If the discount rates used in determining the December 31, 2008 and 2007 projected benefit obligation were 10 basis points lower, it would have generated a $38 million and $39 million increase in the projected benefit obligation and a $3 million increase in our benefit costs in each year.

The long-term expected return on plan assets was determined by considering both historical and forward-looking estimates of the expected long-term returns for a portfolio invested according to the pension trust’s target investment policy. These estimates were developed using independent data and were corroborated by comparison to benchmarks. If the assumption regarding the expected long-term return on plan assets for 2008 or 2007 of 8.5% were 25 basis points lower, our pension expense in each year would have been $8 million higher.

In determining postretirement medical and life insurance benefit obligations, assumptions are made concerning the cost of health care, including medical inflation and discount rates. As a result of the design of our postretirement medical and life insurance plans, movements in the assumed medical inflation or discount rate would not significantly impact the accumulated postretirement benefit obligation or related benefit costs. See Note 6, Employee Benefit Plans, of the Notes to Consolidated Financial Statements, for additional information on the plan and related assumptions.

Adoption of SFAS No. 157

On January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements, for our financial assets and liabilities. Our adoption of SFAS No. 157 did not impact our financial position, results of operations, liquidity or disclosures as we don’t have financial assets or liabilities that are measured at fair value on a recurring basis. In accordance with FSP No. 157-2, Effective Date of FASB Statement No. 157, we elected to defer until January 1, 2009, the adoption of SFAS No. 157 for all nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. This includes goodwill and nonfinancial long-lived assets that are measured at fair value in impairment testing and asset retirement obligations initially measured at fair value. The adoption of SFAS No. 157 for those nonfinancial assets and liabilities within the scope of FSP 157-2 is not expected to have a material impact on our financial position, results of operations or liquidity.

Recently Issued Accounting Pronouncements

EITF 03-6-1, Determining Whether Instruments Granted in Share-based Payment Transactions are Participating Securities. This standard concluded that unvested share-based payment awards that contain a nonforfeitable right to receive dividends, whether paid or unpaid, are participating securities and should be included in the computation of earnings per share pursuant to the two-class method prescribed under SFAS No. 128, Earnings per Share. This standard is effective for fiscal years beginning after December 15, 2008 with early adoption prohibited. We do not expect the adoption of this standard will have a material impact on our basic or diluted earnings per share.

SFAS No. 132(R)-1, Employers Disclosures about Postretirement Benefit Plan Assets. This standard expands the disclosures required by SFAS No. 132(R), Employers’ Disclosures about Pensions and Other Postretirement Benefits, to discuss the assumptions and risks used to compute fair value of each category of plan assets. Although early adoption is permitted, we plan to adopt this standard when it becomes effective for fiscal years ending after December 15, 2009. We do not expect the adoption of this standard to have a material impact to our financial position, results of operations or liquidity.

SFAS No. 141(R), Business Combinations. This standard maintains the fundamental guidance provided under SFAS No. 141, Business Combinations, but requires the acquirer to recognize all acquired assets and liabilities, including goodwill, at fair value at the acquisition date as opposed to the announcement date. In addition, the standard requires all transition related costs to be expensed as incurred as well as provides expanded disclosure requirements for such transactions in the financial statements. This standard is effective for business combinations where the acquisition date is on or after the first annual reporting period beginning after December 15, 2008. Prior to completing the proposed merger with CenturyTel, we do not expect the adoption of this standard to have a material impact to our financial position, results of operations or liquidity.

RESULTS OF OPERATIONS

	For the Years Ended December 31,
	2008	2007	2006
	(millions)
Net Operating Revenues
Telecommunications segment	$5,689	$5,899	$5,833
Logistics segment	435	466	530

Total net operating revenues	$6,124	$6,365	$6,363

Operating Income (Loss)
Telecommunications segment	$1,639	$1,506	$1,560
Logistics segment	(6)	(2)	(16)

Total operating income	$1,633	$1,504	$1,544

Net Income	$769	$683	$784

Segmental Results of Operations – Telecommunications

Our Telecommunications segment consists of regulated local phone companies serving approximately 5.7 million access lines primarily in 18 states as of December 31, 2008. We provide a suite of integrated communication services including local and long distance voice, data, high-speed Internet, satellite video, professional services and communications equipment to consumer and business customers primarily in our local service territories. We also provide wholesale access to our local network and other communications services primarily to wireline and wireless service providers.

	For the Years Ended December 31,				Difference
(millions)	2008	% of Revenues	2007	% of Revenues	$	Percent
Net operating revenues
Voice	$3,915	69%	$4,238	72%	$(323)	(8)%
Data	801	14%	765	13%	36	5%
High-speed Internet	549	10%	489	8%	60	12%
Other	304	5%	294	5%	10	3%

Service revenues	5,569	98%	5,786	98%	(217)	(4)%
Product revenues	120	2%	113	2%	7	6%

Total net operating revenues	5,689	100%	5,899	100%	(210)	(4)%
Operating expenses
Costs of services	1,533	27%	1,635	28%	(102)	(6)%
Costs of products	123	2%	143	2%	(20)	(14)%
Selling, general and administrative	1,394	24%	1,567	26%	(173)	(11)%
Depreciation	1,000	18%	1,048	18%	(48)	(5)%

Total operating expenses	4,050	71%	4,393	74%	(343)	(8)%

Operating income	$1,639	29%	$1,506	26%	$133	9%

Capital expenditures	$686		$827		$(141)	(17)%

Switched access lines (thousands)	5,696		6,312		(616)	(9.8)%

Switched access minutes of use (millions)	25,322		28,327		(3,005)	(11)%

High-speed Internet subscribers (thousands)	1,412		1,277		135	11%

	For the Years Ended December 31,				Difference
(millions)	2007	% of Revenues	2006	% of Revenues	$	Percent
Net operating revenues
Voice	$4,238	72%	$4,346	75%	$(108)	(2)%
Data	765	13%	706	12%	59	8%
High-speed Internet	489	8%	393	6%	96	24%
Other	294	5%	277	5%	17	6%

Service revenues	5,786	98%	5,722	98%	64	1%
Product revenues	113	2%	111	2%	2	2%

Total net operating revenues	5,899	100%	5,833	100%	66	1%
Operating expenses
Costs of services	1,635	28%	1,593	27%	42	3%
Costs of products	143	2%	116	2%	27	23%
Selling, general and administrative	1,567	26%	1,548	27%	19	1%
Depreciation	1,048	18%	1,016	17%	32	3%

Total operating expenses	4,393	74%	4,273	73%	120	3%

Operating income	$1,506	26%	$1,560	27%	$(54)	(3)%

Capital expenditures	$827		$921		$(94)	(10)%

Switched access lines (thousands)	6,312		6,754		(442)	(6.5)%

Switched access minutes of use (millions)	28,327		30,893		(2,566)	(8)%

High-speed Internet subscribers (thousands)	1,277		1,017		260	26%

Net Operating Revenues

Net operating revenues decreased $210 million in 2008 and increased $66 million in 2007. Variances in individual categories of revenue are discussed below.

Voice

Voice revenues include monthly recurring fees for local service, enhanced calling features and long distance. Additionally, voice revenues include switched access and other wholesale services to other carriers to enable connectivity to our network as well as USF receipts and customer surcharges. Voice revenues declined $323 million in 2008 and $108 million in 2007. The following table lists the major drivers of these changes:

	Increase (Decrease)
	2008 vs. 2007	2007 vs. 2006
	(millions)
Local voice revenues primarily due to access line losses	$(239)	$(192)
Long-distance voice revenues primarily due to access line losses and yield declines	(30)	(19)
USF receipts	(12)	(11)
Switched access revenues primarily associated with lower access minutes of use	(31)	(14)
Significant billing dispute settled in 2006	—	(34)
Transfer of long distance customers from Sprint Nextel	—	160
Other	(11)	2

Total change	$(323)	$(108)

Data

Data revenues represent data network services sold to business customers and special access services sold to other carriers. Data revenues increased $36 million in 2008 and $59 million in 2007. The following table lists the major drivers of these changes:

	Increase (Decrease)
	2008 vs. 2007	2007 vs. 2006
	(millions)
Special access revenue	$27	$34
Ethernet and other business data services	12	19
Transfer of dedicated IP customers from Sprint Nextel	—	10
Other	(3)	(4)

Total change	$36	$59

High-speed Internet

High-speed Internet revenues increased $60 million in 2008 and $96 million in 2007 due to an 11% increase in subscribers in 2008 and a 26% increase in 2007.

Other Service

Other service revenues consist primarily of professional services, intelligent network database services, billing and collection services, wireless services and sales agency commissions, principally from our satellite video service offering. Other service revenues increased $10 million in 2008 and $17 million in 2007. These increases were primarily related to wireless service revenues, offset in 2007 by the elimination of billing, collection and sales agency revenues due to customer transfers from Sprint Nextel.

Product Revenues

Product revenues are derived mainly from sales of customer premises equipment, or CPE, which is communications equipment that resides at a business customer’s location for the management of voice and data networks and applications. Sales of high-speed Internet equipment to our customers also are reflected in product revenues. Product revenues increased $7 million in 2008 and $2 million in 2007, primarily related to increased product sales of CPE.

Costs of Services

Costs of services include costs to operate and maintain the local network including employee-related costs directly supporting our network, costs directly associated with various service offerings, intercarrier compensation (such as access payments and reciprocal compensation), federal and state USF assessments and various operating taxes. Cost of services decreased $102 million in 2008 and increased $42 million in 2007. The following table lists the major drivers of these changes:

	Increase (Decrease)
	2008 vs. 2007	2007 vs. 2006
	(millions)
Network labor, benefits and severance charges	$(33)	$(13)
High-speed Internet service costs, primarily due to web hosting	(15)	(5)
Long distance costs, primarily related to purchased minutes of use	(22)	(28)
Intercarrier compensation	(8)	13
Federal and state USF assessments	(11)	—
Operating taxes and settlements	(10)	(6)
Transfer of long distance customers from Sprint Nextel	—	85
Other costs	(3)	(4)

Total change	$(102)	$42

Costs of Products

Costs of products decreased $20 million in 2008 and increased $27 million in 2007. The 2008 decrease results from fewer new high-speed Internet customers and wireless additions as compared to 2007, offset partially by adjustments to the carrying value of wireless handset inventories in 2008. The 2007 increase is related to higher product costs associated with wireless handsets and other telecommunications equipment.

Selling, General and Administrative

Selling, general and administrative costs include costs associated with selling and marketing, customer service, information technology, bad debt expense, general corporate costs and all other employee-related costs. These costs decreased $173 million in 2008 and increased $19 million in 2007. The following table lists the major drivers of these changes:

	Increase (Decrease)
	2008 vs. 2007	2007 vs. 2006
	(millions)
Labor, benefits and severance charges	$(122)	$70
Merger and integration costs	9	—
Spin-off related charges	(26)	(85)
Systems and process improvement initiatives	(21)	25
Bad debt expense	6	42
Transfer of customers from Sprint Nextel	—	25
Elimination of allocated charges associated with spin-off	—	(51)
Other costs	(19)	(7)

Total change	$(173)	$19

In 2008, labor, benefits and severance costs decreased due to reduced headcount, severance, incentive compensation and a nonrecurring reduction of certain long-term disability obligations. The increase in 2007 was primarily due to the full year’s impact of increased corporate support staff following the spin-off, as well as increased severance and incentive compensation.

The reserve for bad debt requires management’s judgment and is based on many factors. Bad debt expense increased to approximately 1.8% of net operating revenues in 2008 compared to 1.6% in 2007 and 0.9% in 2006. The increase is partially due to additional expense in 2007 associated with our wireless offering and current economic factors in 2008.

Depreciation

Depreciation expense decreased $48 million in 2008 and increased $32 million in 2007. The following table lists the major drivers of these changes:

	Increase (Decrease)
	2008 vs. 2007	2007 vs. 2006
	(millions)
Depreciation rate reductions	$(50)	$(48)
Plant growth	5	36
Transfer of shared assets from Sprint Nextel	—	38
Other	(3)	6

Total change	$(48)	$32

Segmental Results of Operations – Logistics

Through our Logistics segment, we procure, configure, service and distribute equipment, materials and supplies to the communications industry. The products that we offer include outside plant, telephones and accessories and network access equipment from leading manufacturers.

	For the Years Ended December 31,				Difference
(millions)	2008	% of Revenues	2007	% of Revenues	$	Percent
Net operating revenues	$435	100%	$466	100%	$(31)	(7)%
Operating expenses
Costs of products and services	397	91%	418	90%	(21)	(5)%
Selling, general and administrative	41	9%	41	9%	—	—%
Depreciation and amortization	3	1%	9	2%	(6)	(67)%

Total operating expenses	441	101%	468	101%	(27)	(6)%

Operating loss	$(6)	(1)%	$(2)	(1)%	$(4)	NM

Capital expenditures	$—		$2		$(2)	NM

	For the Years Ended December 31,				Difference
(millions)	2007	% of Revenues	2006	% of Revenues	$	Percent
Net operating revenues	$466	100%	$530	100%	$(64)	(12)%
Operating expenses
Costs of products and services	418	90%	483	91%	(65)	(13)%
Selling, general and administrative	41	9%	52	10%	(11)	(21)%
Depreciation and amortization	9	2%	11	2%	(2)	(18)%

Total operating expenses	468	101%	546	103%	(78)	(14)%

Operating loss	$(2)	(1)%	$(16)	(3)%	$14	88%

Capital expenditures	$2		$2		$—	—%

Net Operating Revenues

Logistics net operating revenues decreased $31 million in 2008 and $64 million in 2007. The following table lists the major drivers of these changes:

	Increase (Decrease)
	2008 vs. 2007	2007 vs. 2006
	(millions)
Significant new supply contract	$34	$10
Exit of enterprise and wireless markets	—	(21)
Loss of significant supply contracts	—	(50)
Other customer spending reductions due primarily to general economic factors	(65)	(3)

Total change	$(31)	$(64)

Cost of Products and Services

Cost of products and services includes costs of equipment sold and other operating taxes. These costs decreased $21 million in 2008 and $65 million in 2007. The drivers of these changes are directly associated with the revenue factors noted above as well as reductions in inventory reserves related to exited markets and a 2006 third quarter charge associated with certain in-process inventory.

Selling, General and Administrative

Selling, general and administrative expense was comparable in 2008 and decreased $11 million in 2007. The 2007 decrease was driven by decreased spin-off related costs, decreased severance related charges and favorable bad debt experience.

Depreciation

Depreciation expense decreased $6 million in 2008 and decreased $2 million in 2007. The current year decrease was primarily related to software acquired in previous years, which became fully depreciated early in 2008.

Consolidated Non-operating Items

	For the Years Ended December 31,
	2008	2007	2006
	(millions)
Interest expense	$405	$432	$324
Other (income) expense, net	(4)	(3)	(14)
Income tax expense	463	392	450

Interest Expense

Interest expense decreased $27 million in 2008 and increased $108 million in 2007. The decrease in 2008 was primarily related to the reduction of debt outstanding under our credit agreement as well as declines in the effective interest rate related to these borrowings to 3.5% from 5.9% in 2007. The 2007 increase was due to the full year impact of the issuance of long-term debt at spin-off. See “Liquidity and Capital Resources” below for more information about our financing activities.

Other (Income) Expense, Net

Other non-operating income increased $1 million in 2008 and decreased $11 million in 2007. The 2007 variance was primarily due to a $5 million gain related to the 2006 liquidation of our holdings in the Rural Telephone Bank and a $3 million gain resulting from the re-designation of a derivative instrument, also recorded in 2006.

Income Tax Expense

Income tax expense increased $71 million in 2008 and decreased $58 million in 2007 due primarily to various factors discussed in the sections above. Other factors related to state income taxes include:

•

an increase in the valuation allowance in 2008 resulting primarily from the impact of the decline in the value of pension plan assets on the estimated realization of state net operating loss carryforwards, partially offset by a favorable negotiated settlement; and

•	the modification of our legal entity structure which reduced state income tax expense in the 2007 fourth quarter.

LIQUIDITY AND CAPITAL RESOURCES

The capital allocation of internally generated funds among reinvesting in our business, deleveraging our balance sheet and returning funds to shareholders is our primary focus in managing our liquidity and capital resource needs.

Liquidity

Since our spin-off in 2006, cash provided by operating activities has been more than sufficient to fund our ongoing capital investment requirements, repay scheduled maturities on outstanding debt and pay regular quarterly dividends to stockholders. As a result, we have been able to increase our dividend payouts, make discretionary payments on outstanding debt of approximately $1.4 billion and repurchase $500 million of our common stock. Despite the impact of continuing switched access line losses and associated telecommunications net operating revenue declines, we believe cash provided by operating activities through 2011 will continue to be adequate to fund our capital investment requirements, dividend payouts at current levels, scheduled debt maturities and, if necessary, the repayment of $735 million of borrowings currently outstanding under our credit agreement which expires in 2011.

In addition to internally generated funds, as of December 31, 2008, we had approximately $1.1 billion of availability under our $1.5 billion revolving credit facility, which expires in May 2011. The revolving credit facility is diversified among 23 financial institutions, with no single lender accounting for more than 9% of the outstanding commitments. We believe these arrangements are satisfactory and adequately mitigate lender risk. In the event the merger with CenturyTel is consummated, the funds available under our revolving credit facility will be reduced to $800 million. See Note 12, Subsequent Events, of the Notes to Consolidated Financial Statements for additional information.

Our credit agreement and the indenture governing our senior notes include customary covenants that, among other things, require us to maintain certain financial ratios. In addition, regulatory restrictions and the terms of our indebtedness limit our ability to enter into additional financing arrangements, raise capital through our subsidiaries, pledge the stock of our subsidiaries, encumber our assets or the assets of our subsidiaries, or cause our subsidiaries to guarantee our indebtedness. Additionally, the merger agreement limits the amount by which we can increase our outstanding indebtedness. As of December 31, 2008, we are in compliance with all applicable financial covenants associated with our borrowings and merger agreement.

We expect to pay regular quarterly dividends. In 2008 we paid four quarterly dividends of $0.6875 per common share. Our ability to fund a regular quarterly dividend will be impacted by our ability to generate cash from operations. The declaration, amount and timing of future dividends will be at the discretion of our board of directors, and will depend upon many factors, including our financial condition, results of operations, growth prospects, funding requirements, applicable law, limitations on per share amounts pursuant to the merger agreement and other factors our board of directors deems relevant.

In 2008, we made a discretionary contribution of $61 million to our pension plan’s trust related to plan year 2007. In addition, as discussed in Note 6, Employee Benefit Plans, of the Notes to Consolidated Financial Statements, during the 2008 second quarter, we made repayments to the trust of approximately $14 million. Historically, our pension plan has been funded in excess of the minimum levels required by federal law, and we have made discretionary contributions during each calendar year related to the preceding plan year based on projections of the plan’s assets, liabilities and other factors. Because of the solid funded status of our plan at the beginning of 2008, we are not required to make any minimum contributions during 2009 for the 2008 plan year. However, the value of the plan’s assets declined approximately $1 billion during 2008 primarily due to negative market conditions, significantly eroding the funded status of the plan. Accordingly, a larger discretionary contribution of approximately $150 million is expected to be made in 2009. Depending on future asset returns, we may be required to make minimum required contributions in future years in order to maintain prescribed levels of funding.

Our postretirement benefit plans are generally funded with contributions made based on benefits paid. During 2009, contributions to these plans, including medical and life insurance benefits, are expected to be approximately $30 million.

On January 9, 2008, our board of directors authorized a program for the repurchase of our common stock for an aggregate purchase price of up to $500 million expiring June 30, 2009. During the 2008 third quarter, this repurchase program was completed resulting in a total repurchase of 11.8 million shares of common stock, constituting approximately 7.7% of our outstanding shares as of the end of 2007, at an average price of $42.41 per share. The merger agreement currently prohibits any additional repurchases of our common stock.

Capital Requirements

We currently expect 2009 capital expenditures, net of proceeds from construction reimbursements, to be less than the $675 million invested in 2008. Of our annual capital expenditures, less than 25% are generally considered non-discretionary spending and relate to such matters as compliance with regulatory mandates, relocations of network facilities and safety requirements. The remaining discretionary expenditures may be adjusted in response to operational needs, customer demand and changes in the levels of new construction activity in the markets we serve.

Future Contractual Obligations

The following table represents our future contractual obligations as of December 31, 2008:

	Total	2009	2010	2011	2012	2013	After 2013
	(millions)
Long-term debt	$5,745	$2	$2	$735	$—	$1,110	$3,896
Interest on long-term debt (1)	5,105	383	382	374	370	336	3,260
Operating leases	126	37	29	23	15	6	16
Purchase obligations and other	447	165	70	65	61	39	47

Total	$11,423	$587	$483	$1,197	$446	$1,491	$7,219

(1)	Estimated interest on the bank credit agreement assumes payment schedule based upon the outstanding balances and interest rates as of December 31, 2008, and excludes any additional prepayment or drawdown under the revolving credit facility.

Our adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, resulted in the recognition of a liability for uncertain tax positions of $89 million as of December 31, 2008. The liability has not been assigned to any particular year in the table above due to the inherent uncertainty regarding the timing and necessity of future cash outflows.

Cash Flows

The following table summarizes the change in cash and equivalents for 2008, 2007 and 2006:

	For the Years Ended December 31,
	2008	2007	2006
	(millions)
Operating activities	$1,748	$1,624	$2,053
Investing activities	(664)	(794)	(880)
Financing activities	(1,046)	(814)	(1,223)

Increase (decrease) in cash and equivalents	$38	$16	$(50)

Operating Activities

Net cash provided by operating activities increased $124 million in 2008 and decreased $429 million in 2007 as a result of the following:

	For the Years Ended December 31,
	2008	2007	2006
	(millions)
Collections from customers	$6,119	$6,290	$6,328
Payments to employees and suppliers	(3,495)	(3,696)	(3,612)
Contributions and repayments to the defined benefit pension plans	(78)	(77)	(2)
Interest payments	(407)	(437)	(290)
Income tax payments, net	(383)	(449)	(348)
Other	(8)	(7)	(23)

Total cash provided by operating activities	$1,748	$1,624	$2,053

The changes in cash from operations as detailed in the table above were impacted by the drivers discussed in “Results of Operations,” as well as the timing of certain working capital and income tax requirements.

Investing Activities

Net cash used by investing activities decreased $130 million in 2008 and decreased $86 million in 2007.

Capital expenditures account for the majority of our investing activities. Our capital expenditures primarily fund new service addresses, increased network capacity and regulatory mandates; sales success based expenditures primarily related to growth in high-speed Internet and data services; internal infrastructure; and new product and operational capabilities. Our capital expenditures decreased $143 million in 2008 and decreased $94 million in 2007 based on expenditures in the following categories:

	For the Years Ended December 31,
	2008	2007	2006
	(millions)
Network expansion and mandates	$380	$486	$569
Sales success based	208	213	211
Internal infrastructure	65	104	84
New product, operational capabilities and other	33	26	59

Total capital expenditures	$686	$829	$923

Proceeds from sales of assets were $11 million in 2008, $25 million in 2007 and $33 million in 2006. Proceeds received in 2008 were primarily for the sale of certain network assets in the 2008 third quarter. Proceeds received in 2007 and 2006 were primarily from sales of certain rural telephone exchanges in Kansas.

Financing Activities

Net cash used by financing activities increased $232 million in 2008 and decreased $409 million in 2007 as a result of the following:

	For the Years Ended December 31,
	2008	2007	2006
	(millions)
Net changes in total debt	$(134)	$(577)	$1,308
Dividends paid to stockholders	(404)	(367)	(150)
Repurchase of common shares	(500)	(2)	—
Common stock issued	14	116	20
Net cash paid to Sprint Nextel associated with the spin-off	—	—	(2,208)
Dividends paid to Sprint Nextel	—	—	(194)
Other	(22)	16	1

Total cash used by financing activities	$(1,046)	$(814)	$(1,223)

Off-Balance Sheet Arrangements

We do not participate in, secure or finance any unconsolidated special purpose entities.

Financial Strategies

Derivatives

We manage exposure to interest rate risk by regularly monitoring our mix of floating and fixed-rate debt. We may enter into interest rate swap agreements or other derivative transactions to manage this exposure. As of December 31, 2008, there were no outstanding derivative instruments.

On May 12, 2006, the swaption contracts and treasury collars entered into in 2005 were terminated for a cumulative notional amount of $3.0 billion. The accumulated other comprehensive income associated with these transactions of $51 million, $30 million net of tax, will be amortized using the effective interest method and reclassified to interest expense as a yield adjustment of the hedged semi-annual interest payment for ten years.

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

Approximately 87% of our outstanding debt at December 31, 2008, is fixed-rate debt. While changes in interest rates impact the fair value of this debt, there is no impact on earnings and cash flows.

We perform interest rate sensitivity analyses on our variable-rate debt. These analyses indicate that a 100 basis point change in the interest rates would have an annual pre-tax impact of $7 million on the Consolidated Statements of Operations and Comprehensive Income (Loss) and Consolidated Statements of Cash Flows at December 31, 2008. While earnings and cash flows are impacted as interest rates change, our variable-rate debt is not subject to changes in fair values.

We also perform a sensitivity analysis on the fair market value of our outstanding debt. A 10% decrease in market interest rates would cause an approximately $45 million increase in fair market value of our outstanding debt at December 31, 2008.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act, and in connection with the preparation of this annual report on Form 10-K, our management, including the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer each concluded that the design and operation of the disclosure controls and procedures were effective as of December 31, 2008, in providing assurance that information required to be disclosed in reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and in providing reasonable assurance that the information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

During the 2008 fourth quarter, there have been no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008. This assessment was based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control—Integrated Framework. Based on this assessment, management believes that our internal control over financial reporting was effective as of December 31, 2008.

The effectiveness of our internal control over financial reporting as of December 31, 2008, has been audited by KPMG LLP, our independent registered public accounting firm, as stated in its report that appears on page F-2.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item regarding our executive officers is incorporated by reference to Part I of this report under the caption “Executive Officers of the Registrant.” All other information required by this item, other than the code of ethics information below, is incorporated herein by reference, and pursuant to General Instruction G to Form 10-K, will be included either in a definitive proxy statement or an amendment to this Form 10-K, which must be filed with the SEC no later than 120 days after the end of the fiscal year covered by this Form 10-K.

We have adopted a code of ethics, which we refer to as the Embarq Code of Conduct, which applies to all our employees, including our executive officers, and directors. The Embarq Code of Conduct is publicly available on our website at www.embarq.com/governance/ethics/ and you may also obtain a copy free of charge by writing to: Corporate Secretary, Embarq Corporation, 5454 W. 110 th Street, Overland Park, KS 66211. If a provision of the Embarq Code of Conduct is amended, other than by a technical, administrative or other non-substantive amendment, or a waiver of the Embarq Code of Conduct is granted to a director or executive officer, the notice of such amendment or waiver will be posted on our website. Also, we may elect to disclose the amendment or waiver in a report on Form 8-K filed with the SEC.

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference, and pursuant to General Instruction G to Form 10-K, will be included either in a definitive proxy statement or an amendment to this Form 10-K, which must be filed with the SEC no later than 120 days after the end of the fiscal year covered by this Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference, and pursuant to General Instruction G to Form 10-K, will be included either in a definitive proxy statement or an amendment to this Form 10-K, which must be filed with the SEC no later than 120 days after the end of the fiscal year covered by this Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference, and pursuant to General Instruction G to Form 10-K, will be included either in a definitive proxy statement or an amendment to this Form 10-K, which must be filed with the SEC no later than 120 days after the end of the fiscal year covered by this Form 10-K.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference, and pursuant to General Instruction G to Form 10-K, will be included either in a definitive proxy statement or an amendment to this Form 10-K, which must be filed with the SEC no later than 120 days after the end of the fiscal year covered by this Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules:

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

3. The following exhibits are filed as part of this report:

Exhibit	Description
2.1	Agreement and Plan of Merger dated as of October 26, 2008, among Embarq Corporation, CenturyTel, Inc., and Cajun Acquisition Company (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on October 27, 2008).

2.2*	Separation and Distribution Agreement (Incorporated by reference to Exhibit 2.1 to Amendment No. 4 to the Registration Statement on Form 10 (File No. 001-32732), filed with the Securities and Exchange Commission on May 2, 2006).

2.3*	Transition Services Agreement between Embarq Corporation (receiver) and Sprint Nextel Corporation (provider) dated as of January 20, 2006 (Incorporated by reference to Exhibit 2.2 to Amendment No. 3 to the Registration Statement on Form 10 (File No. 001-32732), filed with the Securities and Exchange Commission on April 28, 2006).

2.4*	Transition Services Agreement between Embarq Corporation (provider) and Sprint Nextel Corporation (receiver) dated as of January 20, 2006 (Incorporated by reference to Exhibit 2.3 to Amendment No. 3 to the Registration Statement on Form 10 (File No. 0001-32732), filed with the Securities and Exchange Commission on April 28, 2006.

2.5*	Tax Sharing Agreement dated as of May 17, 2006 by and among Sprint Nextel Corporation, Embarq Corporation and certain Embarq subsidiaries (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on May 18, 2006).

2.6*	Employee Matters Agreement dated as of May 17, 2006 between Sprint Nextel Corporation and Embarq Corporation (Incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on May 18, 2006).

2.7*	Patent Agreement dated as of May 17, 2006 by and between Sprint Nextel Corporation and Embarq Corporation (Incorporated by reference to Exhibit 2.5 to the Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on May 18, 2006).

2.8*	Trademark Assignment and License Agreement dated as of May 17, 2006, by and among Sprint Nextel Corporation, Embarq Corporation and certain Embarq subsidiaries (Incorporated by reference to Exhibit 2.3 to the Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on May 18, 2006).

2.9*	Software and Proprietary Information Agreement dated as of May 17, 2006 by and between Embarq Corporation and Sprint Nextel Corporation (Incorporated by reference to Exhibit 2.4 to the Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on May 18, 2006).

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Registration Statement on Form 10 (File No. 001-32732), filed with the Securities and Exchange Commission on May 2, 2006).

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q (File No. 001-32732), filed with the Securities and Exchange Commission on October 30, 2008).

Exhibit	Description
4.1	Indenture, dated as of May 17, 2006, by and between Embarq Corporation and J.P. Morgan Trust Company, National Association, a national banking association, as trustee (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on May 18, 2006).

4.2	6.738% Global Note due 2013 (Incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K (File No. 001-32372), filed with the Securities and Exchange Commission on March 9, 2007).

4.3	7.082% Global Note due 2016 (Incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K (File No. 001-32372), filed with the Securities and Exchange Commission on March 9, 2007).

4.4	7.995% Global Note due 2036 (Incorporated by reference to Exhibit 4.4 to the Registrant’s Annual Report on Form 10-K (File No. 001-32372), filed with the Securities and Exchange Commission on March 9, 2007).

4.5	Credit Agreement, dated May 10, 2006, by and among Embarq Corporation (borrower), the banks, financial institutions and other institutional lenders (initial lenders) and issuers of letters of credit (initial issuing banks) and Citibank, N.A., as administrative agent (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on May 11, 2006).

4.6	Amendment No. 1, dated January 23, 2009, to Credit Agreement, dated May 10, 2006, by and among Embarq Corporation, the lenders party thereto and Citibank, N.A., as administrative agent (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on January 23, 2009).

10.1**	Agreement Regarding Special Compensation and Post Employment Restrictive Covenants, dated as of December 12, 1995, by and between Sprint Corporation and Gene M. Betts (Incorporated by reference to Exhibit 10.5 to the registrant’s Amendment No. 1 to the Registration Statement on Form 10 (File No. 001-32732), filed with the Securities and Exchange Commission on March 14, 2006).

10.2**	Employment Agreement dated as of March 3, 2008, between Thomas A. Gerke and Embarq Corporation (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on March 4, 2008).

10.3**	Agreement Regarding Special Compensation and Post Employment Restrictive Covenants, dated December 12, 1995, by and between Sprint Corporation and Dennis G. Huber (Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q (File No. 001-32732), filed with the Securities and Exchange Commission on October 30, 2008).

10.4**	Special Compensation and Non-Compete Agreement, dated as of December 9, 1997, by and between Sprint Corporation and Thomas J. McEvoy (Incorporated by reference to Exhibit 10.12 to the registrant’s Amendment No. 1 to the Registration Statement on Form 10 (File No. 001-32732), filed with the Securities and Exchange Commission on March 14, 2006).

10.5**	Amendment to the Employment Agreement among Thomas A. Gerke, Embarq Corporation and CenturyTel, Inc. dated October 26, 2008 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on October 26, 2008).

10.6**	Amendment 2008-1 to the Employment Agreement, between Embarq Corporation and Gene M. Betts, dated December 22, 2008

10.7**	Amendment 2008-1 to the Employment Agreement, between Embarq Corporation and Dennis G. Huber, dated December 22, 2008

10.8**	Amendment 2008-1 to the Employment Agreement, between Embarq Corporation and Thomas J. McEvoy, dated December 23, 2008

10.9**	Amendment 2008-2 to the Employment Agreement, between Embarq Corporation and Thomas A. Gerke, dated December 20, 2008

10.10**	Embarq Corporation 2006 Equity Incentive Plan, as amended and restated (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on December 13, 2006).

10.11**	Form of 2006 Annual Equity Award for Executive Officers (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on August 1, 2006).

10.12**	Form of 2007 Award Agreement for Executive Officers (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-32372), filed with the Securities and Exchange Commission on February 27, 2007.

10.13**	Embarq Corporation 2008 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on May 2, 2008).

10.14**	Form of 2008 Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on March 4, 2008).

10.15**	Form of Stock Option Award Agreement (Incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on March 4, 2008).

10.16**	Amendment to Outstanding RSUs granted in 2007 and 2008 under the Embarq Corporation 2006 Equity Incentive Plan

10.17**	Form of Special Equity Award Agreement for Individuals with Employment or Severance Agreements (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on July 25, 2006).

10.18**	Form of Special Equity Award Agreement for Individuals without Employment or Severance Agreements (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on July 25, 2006).

10.19**	Summary of Embarq Corporation 2008 Non-Employee Director Compensation Program (Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q (File No. 001-32732), filed with the Securities and Exchange Commission on May 1, 2008).

10.20**	Form of 2006 Award Agreement for Outside Directors (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on August 1. 2006).

10.21**	Form of Award Agreement for Non-Employee Directors (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on April 30, 2007).

10.22**	Summary of Embarq Corporation 2007 Short-Term Incentive Program (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 001-32372), filed with the Securities and Exchange Commission on February 27, 2007).

10.23**	Summary of Embarq Corporation 2008 Short-Term Incentive Program (Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q (File No. 001-32732), filed with the Securities and Exchange Commission on May 1, 2008).

10.24**	Amended and Restated Executive Severance Plan, including Form of Participation Agreement entered into between Embarq Corporation and the following executive officers: Harrison S. Campbell, William E. Cheek, Richard B. Green, E.J. Holland, Jr. and Claudia S. Toussaint (Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q (File No. 001-32732), filed with the Securities and Exchange Commission on October 30, 2008).

10.25**	Form of Indemnification Agreement entered into between Embarq Corporation and each of its directors and each of the following officers: Gene M. Betts, Harrison S. Campbell, William E. Cheek, Thomas A. Gerke, Richard B. Green, E.J. Holland, Jr., Dennis G. Huber, Thomas J. McEvoy and Claudia S. Toussaint (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on May 5, 2006).

10.26**	Amended and Restated Embarq Key Management Benefit Plan.

10.27**	Amended and Restated Embarq Supplemental Executive Retirement Plan.

21.1	Subsidiaries of the Registrant

Exhibit	Description
23.1	Consent of KPMG LLP.

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
Thomas A. Gerke
President and Chief Executive Officer

Dated: February 13, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 13th day of February 2009.

/s/ Thomas A. Gerke
Thomas A. Gerke
President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Gene M. Betts
Gene M. Betts
Chief Financial Officer
(Principal Financial Officer)

/s/ Richard B. Green
Richard B. Green
Vice President and Controller
(Chief Accounting Officer)

SIGNATURES

EMBARQ CORPORATION

(Registrant)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 13th day of February 2009.

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

EMBARQ CORPORATION

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Embarq Corporation:

We have audited the accompanying consolidated balance sheets of Embarq Corporation and subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations and comprehensive income (loss), cash flows, and stockholders’ equity for each of the years in the three-year period ended December 31, 2008. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule, Schedule II – Consolidated Valuation and Qualifying Accounts. We also have audited the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements and related financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A(b)). Our responsibility is to express an opinion on these consolidated financial statements and related financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Embarq Corporation and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth there in. Additionally in our opinion, Embarq Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 157, Fair Value Measurements, for its financial assets and liabilities as of January 1, 2008. Also, as discussed in Notes 1 and 5 to the consolidated financial statements, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109, as of January 1, 2007. Lastly, as discussed in Note 6 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 158, Employers Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R), as of December 31, 2006.

Kansas City, Missouri

February 12, 2009	/s/ KPMG LLP

EMBARQ CORPORATION

CONSOLIDATED BALANCE SHEETS

(millions, except per share data)

	As of December 31,
	2008	2007
Assets
Current assets
Cash and equivalents	$107	$69
Accounts receivable, net of allowance for doubtful accounts of $57 and $60	520	618
Inventories, net	93	138
Deferred tax assets	89	76
Prepaid expenses and other current assets	81	85

Total current assets	890	986
Gross property, plant and equipment	21,081	20,802
Accumulated depreciation	(13,670)	(13,054)

Net property, plant and equipment	7,411	7,748
Goodwill	27	27
Prepaid pension asset	—	108
Other assets	43	32

Total	$8,371	$8,901

Liabilities and Stockholders’ Equity
Current liabilities
Current maturities of long-term debt	$2	$99
Accounts payable	308	388
Payroll and employee benefits	222	278
Accrued income taxes	—	27
Accrued operating taxes	78	97
Deferred revenue	184	202
Accrued interest	58	56
Other current liabilities	44	51

Total current liabilities	896	1,198
Noncurrent liabilities
Long-term debt	5,743	5,779
Deferred income taxes	793	1,130
Benefit plan obligations	1,341	320
Other noncurrent liabilities	206	210

Total noncurrent liabilities	8,083	7,439

Stockholders’ equity
Preferred stock, $.01 par value; 200 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,250 shares authorized; 154.2 and 153.1 shares issued; 142.4 and 153.1 shares outstanding	2	2
Paid-in capital	(193)	(231)
Retained earnings	986	623
Accumulated other comprehensive loss	(903)	(130)
Treasury stock, 11.8 and no shares held in treasury	(500)	—

Total stockholders’ equity	(608)	264

Total	$8,371	$8,901

See accompanying Notes to Consolidated Financial Statements.

EMBARQ CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(millions, except per share data)

	For the Years Ended December 31,
	2008	2007	2006
Net Operating Revenues
Service revenues	$5,569	$5,786	$5,722
Product revenues	555	579	641

Total net operating revenue	6,124	6,365	6,363

Operating Expenses
Cost of services	1,534	1,637	1,594
Cost of products	519	559	598
Selling, general and administrative	1,435	1,608	1,600
Depreciation	1,003	1,057	1,027

Total operating expenses	4,491	4,861	4,819

Operating Income	1,633	1,504	1,544
Interest expense	405	432	324
Other (income) expense, net	(4)	(3)	(14)

Income Before Income Taxes	1,232	1,075	1,234
Income tax expense	463	392	450

Net Income	$769	$683	$784

Remeasurements of and amendments to employee benefit plans (net of tax)	773	(232)	—
Amortization of employee benefit plans prior service cost and actuarial losses (net of tax)	(3)	(5)	—
Unrealized holding gains on cash flow derivatives (net of tax)	—	—	(39)
Amortization of cash flow derivatives (net of tax)	3	4	1

Comprehensive Income (Loss), Net of Tax	$(4)	$916	$822

			(Pro forma)
Earnings per common share
Basic	$5.27	$4.50	$5.26

Diluted	$5.22	$4.44	$5.21

Weighted average common shares outstanding
Basic	146.0	151.9	149.2
Potentially dilutive shares under equity incentive plans	1.4	2.0	1.2

Diluted	147.4	153.9	150.4

See accompanying Notes to Consolidated Financial Statements.

EMBARQ CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(millions)

	For the Years Ended December 31,
	2008	2007	2006
Operating Activities
Net income	$769	$683	$784
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,003	1,057	1,027
Provision for losses on accounts receivable	103	94	55
Deferred and noncurrent income taxes	98	(43)	(69)
Stock-based compensation expense	47	50	31
Net losses (gains) on sales of assets	(9)	(7)	(17)
Other, net	53	45	39
Changes in assets and liabilities:
Accounts receivable	(5)	(75)	(35)
Inventories and other current assets	1	(4)	29
Accounts payable and other current liabilities	(183)	(98)	235
Noncurrent assets and liabilities, net	(129)	(78)	(26)

Net cash provided by operating activities	1,748	1,624	2,053

Investing Activities
Capital expenditures	(686)	(829)	(923)
Proceeds from construction reimbursements	11	10	10
Proceeds from sales of assets	11	25	33

Net cash used by investing activities	(664)	(794)	(880)

Financing Activities
Issuance of long-term debt	—	—	1,600
Principal payments on long-term debt	(99)	(787)	(492)
Borrowings under revolving credit agreement	1,150	1,430	920
Repayments under revolving credit agreement	(1,185)	(1,220)	(720)
Net cash paid to Sprint Nextel associated with the spin-off	—	—	(2,208)
Proceeds from common stock issued	14	116	20
Repurchase of common stock	(500)	(2)	—
Dividends paid to stockholders	(404)	(367)	(150)
Dividends paid to Sprint Nextel	—	—	(194)
Tax effects of stock-based compensation	(1)	25	2
Other, net	(21)	(9)	(1)

Net cash used by financing activities	(1,046)	(814)	(1,223)

Increase (Decrease) in Cash and Equivalents	38	16	(50)
Cash and Equivalents at Beginning of Period	69	53	103

Cash and Equivalents at End of Period	$107	$69	$53

See accompanying Notes to Consolidated Financial Statements.

EMBARQ CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(millions, except per share data)

	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Business Equity	Treasury Stock	Total Stockholders’ Equity
January 1, 2006 balance	—	—	—	—	(525)	5,377	—	4,852
Net income	—	—	—	—	—	326	—	326
Dividends paid to Sprint Nextel	—	—	—	—	—	(194)	—	(194)
Cash flow derivatives, net of tax	—	—	—	—	39	—	—	39
Net transfer to Sprint Nextel	—	1	(467)	—	516	(5,509)	—	(5,459)

May 17, 2006 balance	—	1	(467)	—	30	—	—	(436)
Net income	—	—	—	458	—	—	—	458
Dividends paid to shareholders ($1.00 per share)	—	—	—	(150)	—	—	—	(150)
Common stock issued	—	—	20	—	—	—	—	20
Stock-based compensation expense	—	—	31	—	—	—	—	31
Tax effect of stock-based compensation	—	—	2	—	—	—	—	2
Amortization of cash flow derivative (net of tax)	—	—	—	—	(1)	—	—	(1)
Adoption of SFAS No. 158 (net of tax)	—	—	—	—	(392)	—	—	(392)

December 31, 2006 balance	—	1	(414)	308	(363)	—	—	(468)
Cumulative effect of adoption of FIN 48 (net of tax)	—	—	—	1	—	—	—	1

January 1, 2007 Balance	—	1	(414)	309	(363)	—	—	(467)
Net income	—	—	—	683	—	—	—	683
Dividends to shareholders ($2.375 per share)	—	—	—	(369)	—	—	—	(369)
Common stock issued	—	1	115	—	—	—	—	116
Stock-based compensation expense	—	—	50	—	—	—	—	50
Tax effect of stock-based compensation	—	—	25	—	—	—	—	25
Restricted stock units surrendered for tax withholding	—	—	(10)	—	—	—	—	(10)
Remeasurements of and amendments to employee benefit plans (net of tax)	—	—	—	—	232	—	—	232
Amortization (net of tax) of:
Employee benefit plans prior service cost and actuarial losses	—	—	—	—	5	—	—	5
Cash flow derivative	—	—	—	—	(4)	—	—	(4)
Repurchase of common stock	—	—	—	—	—	—	(2)	(2)
Issuance of treasury stock	—	—	—	—	—	—	2	2
Other	—	—	3	—	—	—	—	3

December 31, 2007 Balance	$—	$2	$(231)	$623	$(130)	$—	$—	$264
Net income	—	—	—	769	—	—	—	769
Dividends to shareholders ($2.75 per share)	—	—	—	(406)	—	—	—	(406)
Common stock issued	—	—	14	—	—	—	—	14
Stock-based compensation expense	—	—	47	—	—	—	—	47
Tax effect of stock-based compensation	—	—	(1)	—	—	—	—	(1)
Restricted stock units surrendered for tax withholding	—	—	(22)	—	—	—	—	(22)
Remeasurement of employee benefit plans (net of tax)	—	—	—	—	(773)	—	—	(773)
Amortization (net of tax) of:
Employee benefit plans prior service cost and actuarial losses	—	—	—	—	3	—	—	3
Cash flow derivative	—	—	—	—	(3)	—	—	(3)
Repurchase of common stock	—	—	—	—	—	—	(500)	(500)

December 31, 2008 Balance	$—	$2	$(193)	$986	$(903)	$—	$(500)	$(608)

Shares Outstanding	2008	2007	2006
Beginning shares outstanding	153.1	149.7	149.1
Stock issued under equity incentive plans	1.1	3.4	0.6
Repurchase of common stock	(11.8)	—	—

Ending shares outstanding	142.4	153.1	149.7

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

Embarq provides a suite of integrated communications services including local and long distance voice, data, high-speed Internet, satellite video, professional services and communications equipment to consumer and business customers primarily in local service territories in 18 states. Embarq also provides wholesale access to its local network and other communications services primarily to wireline and wireless service providers. Through its Logistics segment, Embarq engages in wholesale product distribution, logistics and configuration services.

As of December 31, 2008, Embarq had approximately 16 thousand active employees. Approximately 34% of these employees were represented by unions subject to collective bargaining agreements. Of the union-represented employees, approximately 27% have collective bargaining agreements that will expire during 2009. There were no material changes related to any employee collective bargaining agreements during 2008.

Merger with CenturyTel

On October 26, 2008, Embarq and CenturyTel, a Louisiana corporation, entered into a merger agreement whereby a wholly owned subsidiary of CenturyTel, will merge with and into Embarq. As a result of the merger, Embarq will continue as a wholly owned subsidiary of CenturyTel. Pursuant to the merger agreement, at the effective date of the merger, each share of Embarq’s common stock, par value $0.01 per share, will be converted into the right to receive 1.37 shares of CenturyTel common stock, par value $1.00 per share, plus cash in lieu of fractional shares. It is expected that the merger will qualify as a tax-free reorganization for U.S. Federal income tax purposes. In conjunction with this transaction, Embarq may incur additional costs prior to closing including, but not limited to potential impairments of duplicate systems and technology; employee retention and severance costs; and other merger and integration costs.

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

Revenue Recognition

Embarq recognizes revenue in accordance with SAB No. 104, Revenue Recognition. Embarq collects fees for fixed rate services, such as local, unlimited long distance, high-speed Internet and certain data services, in advance and defers revenue recognition until these services are provided to the customer. Variable rate billing services, including minute driven long distance, data and access revenue, are billed in arrears. Embarq has multiple billing cycles spread throughout each month resulting in trade accounts receivables and deferred revenue balances at the end of each reporting period. In the event that the variable rate usage data is not available at the end of a reporting period, Embarq will estimate revenue based on historic and other relevant factors.

Revenue for bundled services is allocated to an individual unit of accounting based on the relative fair value of each individual service when it is regularly sold on a stand-alone basis as prescribed by EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. Cash incentives given to customers are recognized as reductions to revenue ratably over the average life of the customer in accordance with EITF 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products) and other applicable guidance. Service activation and installation fees are deferred and amortized on a straight-line basis over the average life of the customer.

Embarq records revenue from services offered through various wholesale, sales agency and other professional service arrangements on either a gross or net basis in accordance with EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus net as an Agent.

Embarq records federal and state USF surcharges on a gross basis. The total amount of surcharges recorded in net operating revenue was as follows:

	For the Years Ended December 31,
	2008	2007	2006
	(millions)
Federal and state USF surcharges	$86	$92	$98

Net operating revenues include certain revenue reserves for billing disputes and errors and returns on product sales. These reserves require management’s judgment and are based on many factors including historical trending, contract and tariff interpretations and developments during the resolution process.

Allowance for Doubtful Accounts

Allowance for doubtful accounts represents the estimate of accounts receivable that are deemed to be uncollectible. This allowance typically reflects Embarq’s best estimates based on historic credit losses and aged account receivable balances at the end of the reporting period. These estimates are subject to management’s judgment based on payment terms, industry norms and recognition of current economic indicators and may be increased to include the entire accounts receivable balance when specific collection risk exists.

Inventories

Inventories are stated at the lower of cost or market and consist of materials, supplies and equipment held for resale and internal use. Cost is principally determined on a first-in first-out method.

Embarq’s inventory aggregated by class was as follows:

	As of December 31,
	2008	2007
	(millions)
Resale inventory, net of allowance of $12 and $11	$59	$83
Other inventory held for internal use	34	55

Total inventory, net	$93	$138

Property, Plant and Equipment

Embarq records property, plant and equipment at historical cost. Repair and maintenance costs are expensed as incurred. Embarq capitalizes software in accordance with American Institute of Certified Public Accountants Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, and EITF Issue No. 97-13, Accounting for Costs Incurred in Connection with a Consulting Contract or an Internal Project that Combines Business Process Reengineering and Information Technology Transformation.

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

Ordinary asset retirements are generally charged against accumulated depreciation with no gain or loss recognized. Ordinary asset retirements totaled $392 million in 2008 and $493 million in 2007. Embarq recognizes gains and losses on unusual or unanticipated asset dispositions. See Note 10, Sale of Properties, for additional information.

Embarq’s gross property, plant and equipment and associated range of estimated remaining useful lives by category were as follows:

		As of December 31,
	Range of Estimated Remaining Useful Lives	2008	2007
	(years)	(millions)
Network assets	3 to 35	$19,351	$18,900
Buildings and improvements	5 to 30	1,038	1,038
Administrative and other assets	3 to 15	692	864

Gross property, plant and equipment		$21,081	$20,802

Embarq evaluates property, plant and equipment for impairment whenever indicators of impairment exist. Accounting standards require that if an impairment indicator is present, Embarq must assess whether the carrying amount of the asset is recoverable by estimating the sum of the future undiscounted cash flows, excluding interest costs, expected to result from the asset. If the carrying amount is more than the recoverable amount, an impairment charge must be recognized based on the fair value of the asset. No such impairments occurred during 2008, 2007 or 2006.

On an annual basis, Embarq performs an analysis of the remaining life depreciation rates. Depreciation rates for various digital switching equipment, digital loop carrier equipment and high-speed Internet equipment were adjusted in each year, which resulted in depreciation expense being reduced by the following:

	For the Years Ended December 31,
	2008	2007	2006(1)
Depreciation expense reduction (millions)	$50	$48	$27
Basic and diluted earnings per share	0.21	0.20	0.11

(1)	Pro forma earnings per share information. See Note 1, Earnings per Common Share, for additional information.

Goodwill

Embarq accounts for goodwill in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in business combinations accounted for as purchases. The book value of goodwill was $27 million at December 31, 2008 and 2007 with $12 million related to United Telephone Southeast LLC and $11 million related to acquisitions completed by Centel, both subsidiaries of Embarq. The remaining $4 million was related to various other Embarq businesses.

Embarq evaluates goodwill for impairment on an annual basis and whenever events or circumstances indicate goodwill may be impaired. Embarq determines impairment by comparing net assets of the reporting unit to its respective fair value. In the event the unit’s net assets exceed its fair value, an implied fair value of goodwill must be determined by assigning the unit’s fair value to each asset and liability of the unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. An impairment loss is measured by the difference between the goodwill carrying value and the implied fair value. No such impairments occurred during 2008, 2007 or 2006.

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

Treasury Stock

Shares of common stock repurchased by Embarq are reflected as treasury stock on the trade date and are carried at cost, including any direct third-party fees. Embarq uses the weighted average cost method for the issue of common stock from treasury. In the event shares are not retired and subsequently issued from treasury, paid-in capital will increase for any gains and paid-in capital, or retained earnings in the event of negative paid-in capital, will decrease for any losses.

Workforce Actions

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

In order to better align organizational resources with Embarq’s business needs as well as to improve its overall cost structure, Embarq has taken various steps, including both voluntary and involuntary reductions in its workforce. Related to these reductions, Embarq recognized the following charges:

	For the Years Ended December 31,
	2008	2007	2006
	(millions)
Severance	$63	$80	$34
Contractual early retirement benefits (See Note 6)	13	—	—

Total	$76	$80	$34

Cost of services
Telecommunications segment	$37	$37	$20

Selling, general and administrative
Telecommunications segment	38	40	10
Logistics segment	1	3	4

Subtotal	39	43	14

Total	$76	$80	$34

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

	For the Years Ended December 31,
	2008	2007	2006
	(millions)
Advertising expense	$92	$94	$103

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

Embarq records interest associated with these liabilities as interest expense. Associated penalties are recorded as income tax expense. The total amount of interest and penalties recognized were as follows:

	Interest		Penalties
	2008	2007	2008	2007
	(millions)
Recognized in the Consolidated Balance Sheet	$9	$4	$—	$2
Recognized in the Consolidated Statement of Operations and Comprehensive Income (Loss)	5	3	(2)	2

Asset Retirement Obligations

Embarq recognizes Asset Retirement Obligations, or ARO, in accordance with SFAS No. 143, Accounting for Asset Retirement Obligations and FIN 47, Accounting for Conditional Asset Retirement Obligations.

Embarq has recognized an ARO related to the removal and disposal of the asbestos in company buildings, removal and environmental cleanup of fuel storage tanks used in standby power supply systems and decommissioning of leased building spaces. The fair value of the assets legally restricted to settle the ARO and the corresponding liability was as follows:

	As of December 31,
	2008	2007
	(millions)
ARO assets	$4	$4
ARO liability	34	32

In addition, an ARO liability exists, but was not recognized, in situations where Embarq has been granted easements and rights-of-way by the United States government, municipalities and private landowners to route its cable facilities. Most cable facilities are buried, however, some metallic and fiber cable are above-ground on company-owned poles. In addition, Embarq contracts with other utilities to connect cable and wire to their poles. As of December 31, 2008, an estimated settlement date for these obligations was indeterminate.

Stock-based Compensation

Effective January 1, 2006, Sprint Nextel adopted SFAS No. 123R, Share-Based Payment, utilizing the modified prospective method. The revised standard requires the recognition of compensation cost of unvested share-based awards granted to employees before January 1, 2003, which were outstanding as of January 1, 2006. The allocated impact of the adoption of this standard was immaterial to Embarq because Sprint Nextel had previously accounted for share-based awards in accordance with SFAS No. 123, Accounting for Stock Compensation, as amended by SFAS No. 148, Accounting for Stock Compensation – Transition and Disclosure as of January 1, 2003, using the prospective method. Following the spin-off, Embarq implemented the provisions of SFAS No. 123R related to the options, nonvested stock and nonvested stock units held by its employees. As SFAS No. 123R was adopted using the modified prospective method, no retrospective application of net income was required for awards granted prior to January 1, 2003, that were vested in prior years.

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

The dilution effect on Embarq’s common stock has been primarily related to outstanding stock options and restricted stock units. The following represents stock options that had an exercise price that was above the average annual market price of Embarq stock and were not included in the computation of diluted earnings per share:

	As of December 31,
	2008	2007	2006
	(millions)
Stock options	5.2	2.1	3.3

Adoption of SFAS No. 157

On January 1, 2008, Embarq adopted SFAS No. 157, Fair Value Measurements, for its financial assets and liabilities. Embarq’s adoption of SFAS No. 157 did not impact its financial position, results of operations, liquidity or disclosures. Embarq does not have financial assets or liabilities that are measured at fair value on a recurring basis. In accordance with FSP No. 157-2, Effective Date of FASB Statement No. 157, Embarq elected to defer until January 1, 2009, the adoption of SFAS No. 157 for all nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. This includes goodwill and nonfinancial long-lived assets that are measured at fair value in impairment testing and asset retirement obligations initially measured at fair value. The adoption of SFAS No. 157 for those nonfinancial assets and liabilities within the scope of FSP 157-2 is not expected to have a material impact on Embarq’s financial position, results of operations or liquidity.

Recently Issued Accounting Pronouncements

EITF 03-6-1, Determining Whether Instruments Granted in Share-based Payment Transactions are Participating Securities. This standard concluded that unvested share-based payment awards that contain a nonforfeitable right to receive dividends, whether paid or unpaid, are participating securities and should be included in the computation of earnings per share pursuant to the two-class method prescribed under SFAS No. 128, Earnings per Share. This standard is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. Embarq does not expect the adoption of this standard to have a material impact on basic or diluted earnings per share.

SFAS No. 132(R)-1, Employers Disclosures about Postretirement Benefit Plan Assets. This standard expands the disclosures required by SFAS No. 132(R), Employers’ Disclosures about Pensions and Other Postretirement Benefits, to discuss the assumptions and risks used to compute fair value of each category of plan assets. Although early adoption is permitted, Embarq plans to adopt this standard when it becomes effective for fiscal years ending after December 15, 2009. Embarq does not expect the adoption of this standard to have a material impact to on the financial position, results of operations or liquidity.

SFAS No. 141(R), Business Combinations. This standard maintains the fundamental guidance provided under SFAS No. 141, Business Combinations, but requires the acquirer to recognize all acquired assets and liabilities, including goodwill, at fair value at the acquisition date as opposed to the announcement date. In addition, the standard requires all transition related costs to be expensed as incurred as well as provides expanded disclosure requirements for such transactions in the financial statements. This standard is effective for business combinations where the acquisition date is on or after the first annual reporting period beginning after December 15, 2008. Prior to completing the proposed merger with CenturyTel, Embarq does not expect the adoption of this standard to have a material impact on the financial position, results of operations or liquidity.

Note 2. Spin-off from Sprint Nextel

In December 2004, Sprint Nextel announced its intention to spin-off its local communications business and product distribution operations from its other businesses in a tax-free transaction. On May 17, 2006, the date of the spin-off, in exchange for, and as a condition to, the transfer of assets and the assumption of liabilities described below, Embarq (1) issued to Sprint Nextel 149.1 million shares of company common stock and (2) issued to Sprint Nextel $4.5 billion of Embarq senior notes and (3) transferred to Sprint Nextel $2.1 billion in cash. In exchange for, and contemporaneously with, the issuance of Embarq’s common stock and transfer of debt and cash, Sprint Nextel transferred the Embarq assets, consisting of Sprint Nextel’s local communications operations, wholesale product distribution operations and consumer and certain business long distance customers located in its local service territories; and Embarq assumed certain liabilities related to its business. The spin-off was completed through a pro rata distribution to Sprint Nextel shareholders consisting of one share of Embarq common stock for every 20 shares of Sprint Nextel voting and non-voting shares owned by Sprint Nextel’s shareholders as of the close of business on May 8, 2006, the record date for the distribution.

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

Relationship with Sprint Nextel

Before the spin-off, Embarq provided to and received from Sprint Nextel a variety of services that were considered related party transactions. Services provided to Sprint Nextel that make up related party revenues, which was $138 million in 2006 before the spin-off, included, but were not limited to, voice, access, data and sale of telecommunications equipment, as well as billing and collection and lease of network facilities. Services Sprint Nextel provided to Embarq included charges for facilities, information services, marketing and certain corporate and administrative services. Sprint Nextel directly assigned, where possible, related costs based on Embarq’s use of these services. Where direct assignment was not possible, or practical, Sprint Nextel used indirect methods, including time studies and headcounts, to allocate shared service costs to Embarq. The services provided by Sprint Nextel were generally accounted for based on fully distributed costs, which Embarq believes approximated fair value. Embarq recognized a total of $488 million in expenses related to these services in 2006 before the spin-off.

In connection with Embarq’s spin-off, Embarq entered into certain agreements with Sprint Nextel. The key terms of the principal agreements that continue to be operative are summarized below:

Tax Sharing Agreement. In connection with the spin-off, Embarq entered into a tax sharing agreement with Sprint Nextel. The tax sharing agreement covers, among other things, Embarq’s and Sprint Nextel’s rights and obligations with respect to taxes for both the pre- and post-spin-off periods. As of December 31, 2008, settlement of the parties’ rights and obligations relating to certain pre-spin-off periods is still pending. Embarq has reflected the estimated amounts that may be due from or to Sprint Nextel, pursuant to this agreement in the Consolidated Balance Sheets. These estimates are based on preliminary calculations, which are still subject to further adjustment based on the agreed-upon processes to resolve these matters, including arbitration.

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

•

Under a 5 year wholesale master services agreement with Sprint Nextel, which Embarq refers to as the long distance agreement, Embarq has the ability to market and sell its own branded wireline long distance voice and data services to consumer and small business customers. Under this agreement, Embarq must purchase a minimum of 95% of certain categories of its domestic and international long distance voice and data services from Sprint Nextel.

In addition to the MVNO agreement and long distance agreement, Embarq also entered into a sales agency agreement with Sprint Nextel to sell certain Sprint Nextel-branded wireless and wireline voice and data services to business customers. Embarq also entered into agreements with Sprint Nextel where Embarq is providing certain services to Sprint Nextel, including calling name database services, toll free rehome services and special access services.

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

In early December 2008, an individual shareholder filed suit in Johnson County Kansas District Court against Embarq, each of its directors and CenturyTel, challenging the proposed merger with CenturyTel and alleging that the defendants failed to maximize shareholder value, made misleading proxy statements, and obtained personal benefits in the form of positions with the combined company. To avoid the expense and uncertainty of litigation, a settlement in principle has been reached between plaintiff and defendants where additional disclosures regarding the transaction were made in a public filing. A definitive settlement agreement will be executed following confirmatory discovery and the final settlement must be approved by the court.

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

Purchase Commitments

Embarq has minimum purchase commitments with various vendors through 2015. These outstanding commitments represent non-cancelable commitments to purchase goods and services, consisting primarily of network maintenance and equipment, information technology services, customer support provided by third parties and other expenses related to normal business operations. Amounts actually paid will likely be higher due to variable components of certain agreements which include hours contracted, subscribers and other factors. As of December 31, 2008, outstanding minimum fixed purchase commitments to be paid in future years were as follows:

(millions)
2009	$165
2010	70
2011	65
2012	61
2013	39
Thereafter	47

The total amounts of purchase commitments paid that had an original term in excess of one year were as follows:

	For the Years Ended December 31,
	2008	2007	2006
	(millions)
Purchase commitments paid	$75	$51	$17

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

Embarq’s gross rental expense was as follows:

	For the Years Ended December 31,
	2008	2007	2006
	(millions)
Gross rental expense	$139	$128	$115

As of December 31, 2008, our rental commitments for operating leases were as follows:

(millions)
2009	$37
2010	29
2011	23
2012	15
2013	6
Thereafter	16

Note 4. Long-term Debt and Financial Instruments

The following table summarizes Embarq’s long-term debt:

			As of December 31,
	Interest Rate	Maturing	2008	2007
			(millions)
Senior notes
Notes due 2013	6.7%	2013	$1,000	$1,000
Notes due 2016	7.1%	2016	2,000	2,000
Notes due 2036	8.0%	2036	1,485	1,485
Term credit facility	1.0% and 5.5%	2011	360	360
Revolving credit facility	1.6% and 5.4%	2011	375	410
Other	6.8% to 9.8%	2009 to 2025	525	623

Total debt			$5,745	$5,878
Current maturities			(2)	(99)

Total long-term debt			$5,743	$5,779

In connection with the spin-off, Embarq issued senior notes in an aggregate amount of $4.5 billion. The senior notes will mature in three tranches, with the earliest maturity in 2013. In addition to the senior notes issued, Embarq entered into a credit agreement with certain financial institutions. The credit agreement expires in May 2011 and originally consisted of a $1.6 billion term facility and a $1.5 billion revolving credit facility, with a $200 million sub-limit for letters of credit. The credit agreement provides for interest rates equal to a base rate or London Interbank Offered Rate (LIBOR), plus an applicable margin. The applicable margin is based on Embarq’s non-credit enhanced long-term senior unsecured debt rating. The credit agreement includes customary covenants that, among other things, require Embarq to maintain certain financial ratios and restrict its ability to incur additional indebtedness. See Note 12, Subsequent Events, for additional information.

Various subsidiaries of Embarq have outstanding first mortgage bonds or unsecured debentures. This debt is included in “Other” in the above table. Each issue of first mortgage bonds is secured by substantially all of the property, plant and equipment of the issuing subsidiary. In the aggregate, approximately 50% of Embarq’s property, plant and equipment is pledged to secure one or more issues of first mortgage bonds. As of December 31, 2008, approximately $325 million of first mortgage bonds were outstanding.

Embarq was in compliance with all applicable financial covenants associated with Embarq’s borrowings. As of December 31, 2008, Embarq had letters of credit issued under the revolving credit facility of approximately $42 million.

The following table represents scheduled principal payments of Embarq’s long-term debt as of December 31, 2008:

(millions)
2009	$2
2010	2
2011	735
2012	—
2013	1,110
Thereafter	3,896

In anticipation of issuing its senior notes at the time of spin-off, Embarq took steps in the 2005 fourth quarter to limit its interest rate risk by entering into cash flow hedge transactions. On May 12, 2006, the hedge instruments entered into in 2005 were terminated. The accumulated other comprehensive income associated with these hedges was $51 million, or $30 million net of tax. This amount is being amortized using the effective interest method and reclassified to interest expense as a yield adjustment of the hedged semi-annual interest payment for ten years as follows:

	For the Years Ended December 31,
	2008	2007	2006
	(millions)
Reduction in interest expense	$5	$5	$3

At December 31, 2008, Embarq had no outstanding derivatives.

Fair Value of Financial Instruments

The estimated fair value of long-term debt was $4.5 billion as of December 31, 2008, and $6.1 billion as of December 31, 2007. These fair values were primarily based on quoted market prices. The carrying value of Embarq’s other financial instruments, primarily cash and equivalents, accounts receivable and accounts payable, approximate fair value as of December 31, 2008 and 2007, due to their short-term nature. Embarq has no significant concentrations of credit risk related to its accounts receivable. See Note 6, Employee Benefit Plans, and Note 7, Stock-based Compensation, for additional information related to fair value.

Note 5. Income Taxes

Embarq’s income tax expense (benefit) consisted of the following:

	For the Years Ended December 31,
	2008	2007	2006
	(millions)
Current income tax expense
Federal	$345	$386	$441
State	20	49	78

Total current	365	435	519

Deferred and non-current income tax expense (benefit)
Federal	80	(14)	(60)
State	18	(29)	(9)

Total deferred and non-current income tax expense (benefit)	98	(43)	(69)

Total	$463	$392	$450

The differences that caused Embarq’s effective income tax rates to vary from the 35% federal statutory rate for income taxes related to continuing operations were as follows:

	For the Years Ended December 31,
	2008	2007	2006
	(millions)
Income tax expense at the federal statutory rate	$431	$376	$432
Effect of:
State income taxes, net of federal income tax effect	29	26	46
Nonrecurring federal and state deferred tax adjustments, net	—	(12)	(16)
Other, net	3	2	(12)

Income tax expense	$463	$392	$450

Effective income tax rate	37.6%	36.5%	36.5%

In 2008, Embarq increased its valuation allowance by $13 million, resulting primarily from the impact of the decline in the value of pension plan assets on the estimated realization of state net operating loss carryforwards. See Note 6, Employee Benefit Plans, for additional information regarding the decline in the value of pension plan assets. In 2007, Embarq’s modified its legal entity structure, which resulted in state income tax expense being reduced by $14 million and a nonrecurring deferred tax adjustment of $6 million. Also, a favorable state ruling in 2007 resulted in a nonrecurring deferred tax adjustment of $6 million. In the 2006 fourth quarter, nonrecurring deferred tax adjustments of approximately $16 million were required to properly reflect Embarq’s deferred income tax liabilities. These adjustments related to periods prior to 2006. In addition, other, net in 2006 included $7 million in favorable deferred tax adjustments stemming from enacted state legislation.

Income tax expense (benefit) allocated directly to accumulated other comprehensive income (loss) items, was as follows:

	For the Years Ended December 31,
	2008	2007	2006
	(millions)
Remeasurements of and amendments to employee benefit plans	$(477)	$150	$—
Amortization of employee benefit plans prior service costs and actuarial loss	2	4	—
Additional minimum pension liability	—	—	321
Adoption of SFAS No. 158	—	—	(248)
Unrealized holding gains on cash flow derivatives	—	—	27
Amortization of cash flow derivatives	(1)	(1)	(2)

Embarq recognizes deferred income taxes for the temporary differences between the carrying amounts of its assets and liabilities for financial statement purposes and their tax bases. The sources of the differences that give rise to deferred income tax assets and liabilities, along with the income tax effect of each, were as follows:

	As of December 31,
	2008		2007
	Current	Noncurrent	Current	Noncurrent
	(millions)
Deferred Tax Assets
Benefit plan obligations	$—	$491	$—	$79
Accruals and other liabilities	89	12	73	11
Stock based compensation	—	30	—	33
Net operating loss carryforward	—	33	—	35
Intangibles	—	26	—	29
Other, net	—	6	3	16

Total deferred tax assets before valuation allowance	89	598	76	203
Valuation allowance	—	(23)	—	(10)

Total deferred tax assets	89	575	76	193

Deferred Tax Liabilities
Property, plant and equipment	—	1,368	—	1,323

Total deferred tax liabilities	—	1,368	—	1,323

Current Deferred Tax Asset	$89	$—	$76	$—

Noncurrent Deferred Tax Liability	$—	$793	$—	$1,130

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

As of December 31, 2008, Embarq did not have any federal net operating loss carryforwards. However, Embarq had state net operating loss carryforwards of approximately $485 million. Related to these loss carryforwards are state tax benefits of $33 million before consideration of valuation allowance. The loss carryforwards expire in varying amounts through 2028.

Management believes it is more likely than not that these deferred income tax assets, net of the valuation allowance, will be realized based on current income tax laws and expectations of future taxable income stemming from the reversal of existing deferred tax liabilities. Uncertainties surrounding income tax law changes, shifts in operations between state taxing jurisdictions and future operating income levels may, however, affect the ultimate realization of all or some of these deferred income tax assets. When Embarq evaluated these and other qualitative factors and uncertainties concerning its industry, it was determined that they provide continuing evidence requiring the valuation allowance, which was recognized related to the realization of the tax benefit of the net operating loss carryforwards as of December 31, 2008.

FIN 48

As of January 1, 2007, Embarq adopted FIN 48 by analyzing uncertain tax positions for tax periods prior and subsequent to spin-off. As of December 31, 2008, the total liability for uncertain tax positions was $89 million. The total amount of unrecognized tax benefit changes during 2008 was as follows:

(millions)
Unrecognized tax benefits as of January 1, 2008	$340
Increase (decrease) as a result of tax positions taken in prior years	(1)
Increase (decrease) as result of tax positions taken during the current year	(4)

Unrecognized tax benefits as of December 31, 2008	$335

The total amount of unrecognized tax benefits was primarily related to the tax treatment of USF receipts. While the ultimate recognition of USF receipts in taxable income is highly certain, there is uncertainty about the timing and nature of such recognition. As of December 31, 2008, approximately $38 million represented uncertain tax positions that could result in a potential future obligation. Additionally, approximately $245 million represents refund claims. Due to the uncertainty of these refund claims, Embarq has not recognized the impact to current or deferred taxes in its consolidated financial statements.

Embarq expects it is reasonably possible the liability for uncertain tax positions related to USF will increase by $10 million to $15 million in 2009.

It is reasonably possible that settlements will be made with various tax authorities related to tax positions taken on prior year returns. These positions relate to tax accounting methods. Embarq expects that the negotiated settlement of these matters will result in a $30 million to $40 million reduction of the unrecognized tax benefit in 2009.

Additionally, Embarq has unrecognized tax benefits related to various other tax positions that are not individually significant. Embarq believes that it is reasonably possible that these items may be settled during 2009 resulting in a reduction of the unrecognized tax benefit up to $4 million.

For 2001 and prior years, Embarq is generally no longer subject to examination by U.S. federal, state, and local tax authorities, either as a component of Sprint Nextel’s income tax returns or on a stand-alone basis. However, Embarq and the IRS have agreed that Embarq may file amended returns on a specific tax issue relating to years as early as 1990. These amended returns would be subject to IRS examination.

The total amount of unrecognized tax benefit that, if recognized, would impact the effective tax rate was $23 million for these tax positions.

Note 6. Employee Benefit Plans

Assets and liabilities recognized in the Consolidated Balance Sheets relating to Embarq’s various employee benefit plans were as follows:

	As of December 31,
	2008	2007
	(millions)
Prepaid pension asset	$—	$108

Benefit plan obligations
Defined benefit pension liability	$1,083	$32
Postretirement benefit liability	222	219
Other benefit obligations	36	69

Total	$1,341	$320

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

During the 2008 first quarter, Embarq became aware of transactions that involved the inadvertent receipt of funds by the plan sponsors from the assets of the defined benefit pension plans in which Embarq’s employees and retirees currently participate, and in which they participated before the spin-off. These transactions, which began in 2002 and continued through March 2008, require payments to the plans’ trusts. With respect to the period following the spin-off, Embarq paid amounts owed to its plan’s trust of approximately $14 million in the 2008 second quarter. For the period before the spin-off, the Embarq plan’s trust may receive additional funds from the Sprint Nextel plan’s trust related to these transactions. As of February 11, 2009, Sprint Nextel has not confirmed its intentions with respect to the ultimate disposition of the pre-spin-off amount. Accordingly, no amounts have been reflected in the accompanying Consolidated Balance Sheets as of December 31, 2008. The eventual outcome is not expected to have a material adverse effect on Embarq’s financial condition, results of operations or liquidity.

The following table presents information related to Embarq’s defined benefit pension plans since their initial measurements:

(millions)	Expense	Projected Benefit Obligation	Plan Assets	Funded Status	Unrecognized Net Loss(1)	Unrecognized Prior Service Cost(1)	Unamortized Transition Asset(1)	Accumulated Other Comp. (Income) Loss Recognized(1)
May 17, 2006	$—	$(3,148)	$3,089	$(59)	$742	$74	$(1)	$815
Service cost	31	(31)	—	(31)	—	—	—	—
Interest cost	121	(121)	—	(121)	—	—	—	—
Expected return on assets	(166)	—	—	—	166	—	—	166
Amortization of actuarial losses	24	—	—	—	(24)	—	—	(24)
Amortization of prior service cost	10	—	—	—	—	(10)	—	(10)
Actuarial losses	—	(84)	—	(84)	84	—	—	84
Plan amendments (2)	—	(15)	—	(15)	—	15	—	15
Actual return on assets	—	—	249	249	(249)	—	—	(249)
Benefit payments	—	106	(106)	—	—	—	—	—
Employer contributions	—	—	2	2	—	—	—	—

December 31, 2006 (3)	20	(3,293)	3,234	(59)	719	79	(1)	797

Service cost	55	(55)	—	(55)	—	—	—	—
Interest cost	199	(199)	—	(199)	—	—	—	—
Expected return on assets	(263)	—	—	—	263	—	—	263
Amortization of actuarial losses	46	—	—	—	(46)	—	—	(46)
Amortization of prior service cost	16	—	—	—	—	(16)	—	(16)
Actuarial gains	—	10	—	10	(10)	—	—	(10)
Plan amendments (2)	—	(12)	—	(12)	—	12	—	12
Actual return on assets	—	—	314	314	(314)	—	—	(314)
Benefit payments	—	207	(207)	—	—	—	—	—
Employer contributions	—	—	77	77	—	—	—	—

December 31, 2007 (4)	53	(3,342)	3,418	76	612	75	(1)	686

Service cost	53	(53)	—	(53)	—	—	—	—
Interest cost	206	(206)	—	(206)	—	—	—	—
Expected return on assets	(277)	—	—	—	277	—	—	277
Amortization of actuarial losses	35	—	—	—	(35)	—	—	(35)
Amortization of prior service cost	13	—	—	—	—	(13)	—	(13)
Actuarial loss	—	(20)	—	(20)	20	—	—	20
Plan amendments (2)	—	(17)	—	(17)	—	17	—	17
Actual return on assets	—	—	(928)	(928)	928	—	—	928
Benefit payments	—	199	(199)	—	—	—	—	—

Contractual retirement benefits (5)	13	(13)	—	(13)	—	—	—	—
Employer contributions (6)	—	—	78	78	—	—	—	—

December 31, 2008 (7)	$43	$(3,452)	$2,369	$(1,083)	$1,802	$79	$(1)	$1,880

(1)

The adoption of SFAS No. 158 on December 31, 2006, required the recognized pension obligation to equal the funded status of the plans as measured by the difference between the projected benefit obligations and the plans asset values. This resulted in an increase in the obligation of $797 million. In combination with the associated deferred tax impact of $307 million, this adjustment reduced stockholder’s equity by $490 million.

(2)	Plan amendments were a result of collective bargaining agreement renewals, which impacted certain union employee benefit schedules.
(3)	The accumulated benefit obligation was $3,179 million at December 31, 2006.
(4)	The accumulated benefit obligation was $3,228 million at December 31, 2007.
(5)	Additional pension costs related to contractual early retirement benefits for certain participants affected by workforce reductions.
(6)	Total contributions include $14 million in repayments to the plan’s trusts.
(7)	The accumulated benefit obligation was $3,356 million at December 31, 2008.

Plan Asset Allocations	Targeted	Actual		Expected Future Benefit Payments
	2008	2008	2007		(millions)
Equity securities	50% to 65%	52%	57%	2009	$207
Debt securities	15% to 30%	24%	23%	2010	210
Real estate	5% to 15%	11%	10%	2011	215
Other	5% to 15%	13%	10%	2012	222

Total	100%	100%	100%	2013	230

				2014-2018	1,283

Embarq’s investment strategy is to maintain a diversified asset portfolio. For 2008, the actual loss in the value of the pension plan’s assets was $928 million. These losses were primarily attributable to 2008 general and economic market conditions affecting the underlying securities.

Contributions to Embarq’s defined benefit pension plan are expected to approximate $150 million in 2009.

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

The amendment caused Embarq to remeasure these postretirement benefit plans as of June 30, 2007. The accumulated postretirement benefit obligations were reduced by $301 million with a corresponding amount of other comprehensive income, net of tax. The reduction in the obligation will be amortized to other postretirement benefit cost over the remaining average life of retirees.

The following table presents information related to the Embarq’s postretirement benefit plans since their initial measurements:

(millions)	Expense	Accumulated Projected Benefit Obligation	Plan Assets	Funded Status	Unrecognized Net Loss(1)	Unrecognized Prior Service Cost(1)	Unamortized Transition Asset(1)	Accumulated Other Comp. (Income) Loss Recognized(1)

May 17, 2006	$—	$(601)	$43	$(558)	$173	$(350)	$(6)	$(183)
Service cost	5	(5)	—	(5)	—	—	—	—
Interest cost	23	(23)	—	(23)	—	—	—	—
Expected return on assets	(2)	—	—	—	2	—	—	2
Amortization of actuarial losses	11	—	—	—	(11)	—	—	(11)
Amortization of prior service cost	(37)	—	—	—	—	37	—	37
Employer contributions	—	—	27	27	—	—	—	—
Benefit payments	—	28	(28)	—	—	—	—	—
Actual return on assets		—	4	4	(4)	—	—	(4)
Actuarial gains or losses	—	(2)	—	(2)	2	—	—	2

December 31, 2006	—	(603)	46	(557)	162	(313)	(6)	(157)

Service cost	8	(8)	—	(8)	—	—	—	—
Interest cost	26	(26)	—	(26)	—	—	—	—
Expected return on assets	(3)	—	—	—	3	—	—	3
Amortization of prior service cost	(68)	—	—	—	—	68	—	68
Amortization of actuarial losses	15	—	—	—	(15)	—	—	(15)
Amortization of transition asset	(1)	—	—	—	—	—	1	1
Employer contributions	—	—	37	37	—	—	—	—
Benefit payments	—	39	(39)	—	—	—	—	—
Plan amendments	—	301	—	301	—	(301)	—	(301)
Actual return on assets	—	—	3	3	(3)	—	—	(3)
Actuarial gains or losses	—	31	—	31	(31)	—	—	(31)

December 31, 2007	(23)	(266)	47	(219)	116	(546)	(5)	(435)

Service cost	8	(8)	—	(8)	—	—	—	—
Interest cost	16	(16)	—	(16)	—	—	—	—
Expected return on assets	(3)	—	—	—	3	—	—	3
Amortization of prior service cost	(53)	—	—	—	—	53	—	53
Amortization of actuarial losses	13	—	—	—	(13)	—	—	(13)
Amortization of transition asset	(1)	—	—	—	—	—	1	1
Employer contributions	—	—	26	26	—	—	—	—
Benefit payments	—	28	(28)	—	—	—	—	—
Plan amendments	—	13	—	13	—	(13)	—	(13)

Actual return on assets	—	—	(13)	(13)	13	—	—	13
Actuarial gains or losses	—	(5)	—	(5)	5	—	—	5

December 31, 2008	$(20)	$(254)	$32	$(222)	$124	$(506)	$(4)	$(386)

(1)

The adoption of SFAS No. 158 as of December 31, 2006, required the recognized post-retirement benefit obligation to equal the funded status of the plans as measured by the difference between the accumulated projected benefit obligation and the plan asset value. This resulted in a decrease in the obligation of $157 million. In combination with the associated deferred tax impact of $59 million, this adjustment increased stockholder’s equity by $98 million.

Plan Asset Allocations	Actual		Expected Future Benefit Payments
	2008	2007		(millions)
Equity securities	55%	67%	2009	$31
Debt securities	45%	33%	2010	30

Total	100%	100%	2011	28

			2012	26
			2013	25
			2014-2018	120

Embarq is expecting to contribute approximately $30 million to their postretirement benefit plans in 2009.

Assumptions and Other Information

Accounting for long term obligations such as defined benefit pension and postretirement benefit obligations requires the use of the following assumptions:

•	Discount rate based on a hypothetical portfolio of bonds rated AA- or better that produce a cash flow matching the projected benefit payments of the plans.

•	Expected rate of future pay raises based on a weighted-average of past experience and industry peer group survey data.

•

Expected long-term return on plan assets determined by considering both historical and forward-looking estimates of the expected long-term returns for a portfolio invested according to the pension trust’s target investment policy. These estimates were developed using independent data and were corroborated by comparison to benchmarks.

•

Health care cost increases and assumed health care cost trends based on a review of surveys of employers’ expectations of medical cost increases and a spot survey of the retiree medical inflation assumptions expected to be used by other plan sponsors.

The following weighted average assumptions were used to determine the benefit obligation and net benefit costs related to the defined benefit pension plans and postretirement benefit plans:

Benefit Obligation Assumptions

	2008	2007
Discount rate	6.4%	6.3%
Rate of compensation increase	3.5%	4.0%
Health care cost increases in the following year	8.0%	7.9%

Net Benefit Cost Assumptions

	2008	2007
Discount rate(1)	6.3%	6.1%
Rate of compensation increase	4.0%	4.0%
Long-term expected return on plan assets	8.5%	8.5%
Health care cost increases in the current year	7.9%	8.6%

(1)	The June 30, 2007 remeasurement of postretirement net benefit costs used a discount rate of 6.4%.

The ultimate assumed health care trend rate used in calculating the 2008 and 2007 net benefit costs and the 2007 benefit obligation was 5% and is expected to be reached in 2012. The rate used in calculating the 2008 benefit obligation is 5% and is expected to be reached in 2017.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 100 basis point change in assumed health care cost trend rates would have the following effects:

	2008	2007
	(millions)
Effect on service and interest cost - 100 basis point increase	$—	$1
Effect on service and interest cost - 100 basis point decrease	—	(1)
Effect on APBO - 100 basis point increase	4	4
Effect on APBO - 100 basis point decrease	(4)	(4)

Subsequent to the adoption of SFAS No. 158, the amount recognized in accumulated other comprehensive loss related to Embarq’s defined benefit pension plans and postretirement benefit plans was equivalent to the unrecognized net loss, unrecognized prior service cost (credit) and the unamortized transition asset for each respective plan as of December 31, 2008. The total amount of amortization related to these items that are expected to be recognized into net periodic benefit cost in 2009 is as follows:

	Defined Benefit Pension Plan	Postretirement Benefits
	(millions)
Amortization of net losses	$54	$12
Amortization of prior service cost (credit)	13	(53)
Amortization of net transition asset (credit)	—	(1)

Defined Contribution Plan

Embarq sponsors defined contribution employee savings plans where participants may contribute portions of their eligible pay. Embarq typically matches contributions for non-union employees and union-represented employees in cash. During 2007 and 2006, however, Embarq matched contributions for certain union-represented employees in company stock. Embarq may, at the discretion of the Employee Benefits Committee, and subject to a respective collective bargaining agreement, provide matching contributions based on the performance of Embarq stock compared to the Standards & Poor’s Integrated Telecom Index. The matching contribution was equal to 25% of participants’ contributions, up to 6% of their pay, in 2008 and 2007 and was equal to 28% of participants’ contributions, up to 6% of their pay, in 2006. Embarq recognized $10 million of expense in both 2008 and 2007 and $8 million in 2006 related to these plans.

Allocated Benefit Plan Costs

Before spin-off, a substantial number of Embarq employees were covered as part of Sprint Nextel’s noncontributory defined benefit pension plan and postretirement benefit plans. Embarq was allocated plan assets, benefit obligations and net periodic benefit costs from Sprint Nextel related to individuals that could be identified as supporting Embarq’s operations. For the year ended December 31, 2006, Embarq recognized allocated defined benefit pension cost of $20 million and allocated postretirement benefit cost of $2 million.

Before spin-off, certain Embarq employees participated in Sprint Nextel’s defined contribution plan, which had similar matching contributions to Embarq’s plan. Prior to 2006, Sprint Nextel matched participants’ contributions in Sprint Nextel stock. Embarq recognized allocated contribution charges of $5 million for the pre-spin-off 2006 period.

Other Benefit Obligations

Other benefit obligations recognized in the Consolidated Balance Sheets, mainly represent certain long-term disability obligations recognized in accordance with SFAS No. 112, Employers’ Accounting for Postemployment Benefits.

During the 2008 fourth quarter, a nonrecurring adjustment of approximately $26 million was required to reduce certain long-term disability obligations. This adjustment related to periods prior to 2006 and was reflected as a reduction of selling, general and administrative expense in the Consolidated Statement of Operations and Comprehensive Income (Loss).

Note 7. Stock-based Compensation

Share-based Payment Plans

2008 Equity Incentive Plan

In May 2008, Embarq shareholders approved the 2008 Equity Incentive Plan (the 2008 Plan) which became the sole plan for granting share-based incentive compensation to eligible Embarq employees and non-employee directors. Under this Plan, Embarq can grant a wide range of awards including stock options, nonvested stock and stock units, otherwise referred to as restricted stock and stock units, stock appreciation right awards, performance share awards and performance unit awards. The compensation committee of the board of directors of Embarq may award options to purchase common stock and set all the terms and conditions of the options, except that the option exercise price per share shall be no less than the fair market value of a share of common stock on the date of grant. In addition, the compensation committee has discretion to set the vesting schedule for the options which can have a term not to exceed ten years and may establish the terms and conditions of the awards including the satisfaction of performance and market goals.

Under the 2008 Plan, 15 million shares were reserved for the issuance of Embarq common stock. For the purpose of calculating this aggregated limit, a single stock option or stock appreciation rights will be counted as one share while each restricted stock unit, performance share award or performance unit award will count as three shares. As of December 31, 2008, substantially all 15 million shares remained available under the 2008 Plan.

2006 Equity Incentive Plan

Prior to adoption of the 2008 Plan, Embarq granted share-based payment awards under the 2006 Equity Incentive Plan (the 2006 Plan). The type of awards that could be issued under the 2006 Plan as well as the restrictions for issuing stock options is generally the same as the 2008 Plan. Under the 2006 Plan, 24.5 million common shares were reserved. As of the adoption of the 2008 Plan, no further awards will be granted under the 2006 Plan except for any incremental shares necessary to satisfy the performance and market criteria specified in the 2008 and 2007 long-term incentive program. As of December 31, 2008, approximately 1 million shares remain to satisfy these performance and market criteria.

Employee Stock Purchase Plan

In May 2008, Embarq shareholders approved the adoption of the 2008 Employee Stock Purchase Plan (the 2008 Purchase Plan). The 2008 Purchase Plan allows eligible employees to deduct up to 20% of eligible compensation to purchase common shares of stock at a price equal to 90% of its fair market value on the last business day of each offering period. The aggregate number of shares an employee may purchase cannot exceed 15 thousand shares or the equivalent of $20 thousand in any calendar year, subject to limitations imposed by Section 423 of the Internal Revenue Code. Under this plan, 0.9 million common shares were reserved for issuance, of which approximately 0.8 million remained available at December 31, 2008.

The 2008 Purchase Plan replaced the Employee Stock Purchase Plan approved in May 2006 (the 2006 Purchase Plan). The 2006 Purchase Plan was substantially the same as the 2008 plan except the aggregate number of shares an employee may purchase cannot exceed the equivalent of $25 thousand in any calendar year. During 2008, 0.1 million shares had been purchased by eligible employees under the 2006 Purchase Plan.

Stock Options

Embarq uses the Black-Scholes-Merton model to estimate the fair value of stock options. The risk-free interest rate was determined using the yield available on the option grant date for a zero-coupon U.S. Treasury security with a term equivalent to the expected life of the option. The dividend yield was determined based upon estimated annual dividends and the fair value and shares outstanding of Embarq’s stock on the option grant date. Due to Embarq’s relatively short life as an independent company, the expected volatility was based on a blend of the historic and implied volatility of Embarq’s peer group. The expected life for options granted in 2008 was determined by applying the simplified method as described by SAB No. 110, Share-Based Payment, and SAB No. 107, Share-Based Payment, for awards granted prior to 2008.

The weighted average grant date fair value was $6.25 in 2008, $12.02 in 2007 and $13.62 in 2006 for all options converted or granted. These fair values were based on the following weighted average assumptions:

	2008	2007	2006
Risk-free interest rate	2.9%	4.7%	5.0%
Expected dividend yield	6.6%	3.5%	4.4%
Expected volatility	30.8%	24.4%	22.5%
Expected term (years)	6.0	6.0	4.7

A summary of the activity related to Embarq’s stock options for 2008 was as follows:

	Options	Weighted Average Exercise Price
	(millions)
Beginning balance outstanding	6.4	$56.51
Granted	1.0	41.95
Exercised	0.2	36.22
Forfeited/expired	0.5	61.15

Ending balance outstanding	6.7	$54.74

The total amount of options exercisable and expected to vest, net of expected forfeitures, as of December 31, 2008, was:

	Options	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term	Weighted Average Exercise Price
	(millions)		(years)
Exercisable	4.9	$4.9	3.2	$57.82
Expected to vest, net of expected forfeitures	1.7	—	8.3	$45.84

The consolidated financial statement impact related to stock options exercised was as follows:

	For the Years Ended December 31,
	2008	2007	2006
	(millions)
Cash received	$8	$109	$21
Tax benefit realized	1	22	3
Intrinsic value	2	60	8

The number and weighted average fair value of options vested was as follows:

	For the Years Ended December 31,
	2008	2007	2006
Weighted average fair value	$11.92	$11.62	$18.93
Number of fully vested options (millions)	1.0	1.0	0.1

As of December 31, 2008, there was $7 million of total unrecognized compensation cost related to unvested stock options that is expected to be recognized over a weighted-average period of 0.7 years.

Restricted Stock Units

Since 2007, the fair value of restricted stock units where vesting was dependent only on service conditions was calculated using the closing stock price on the day of grant. Prior to 2007, the fair value of these awards was calculated using the average of the high and low price of Embarq stock on the day of grant. Awards granted that contained market and performance conditions that affect factors other than vesting was determined based on their expected outcome as of the grant date.

The weighted average grant date fair value for restricted stock units granted in 2008 was $42.41, $55.41 in 2007 and $43.86 in 2006. A summary of the activity related to the restricted stock units for 2008 was as follows:

	Unit Award	Weighted Average Fair Value
	(millions)
Beginning balance nonvested	1.6	$46.87
Granted	0.9	42.41
Vested	1.2	43.88
Forfeited	0.1	45.66

Ending balance nonvested	1.2	$46.64

As of December 31, 2008, there was $18 million of total unrecognized compensation cost related to restricted stock units that is expected to be recognized over a weighted-average period of 1.0 years.

The total intrinsic value of restricted stock units vested during 2008 was $45 million, $42 million in 2007 and $1 million in 2006.

Performance and Market Provisions Awards

In March 2008, Embarq granted approximately 0.4 million restricted stock units that had performance and market provisions, which could result in the initial number of awards granted being increased up to 200% or decreased to zero. The conversion ratios related to these awards are equally weighted to the performance and market conditions for the three year performance period ending December 31, 2011.

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

A summary of the total expense and income tax benefit related to equity plans was as follows:

	For the Years Ended December 31,
	2008	2007	2006
	(millions)
Compensation Expense
Post spin-off direct expense	$47	$50	$31
Pre spin-off allocated expense	—	—	22

Total	$47	$50	$53

Income Tax Benefit
Post spin-off direct expense	$17	$18	$11
Pre spin-off allocated expense	—	—	8

Total	$17	$18	$19

Resignation of Chief Executive Officer (CEO)

In December 2007, Embarq’s CEO resigned, resulting in the forfeiture of 0.6 million stock options and 0.4 million restricted stock units. These forfeitures resulted in the reversal of $12 million in compensation expense recognized in 2007 and prior years and reduced unearned compensation expense by $11 million as of December 31, 2007.

Resignation of Chief Operating Officer (COO)

On December 19, 2006, Embarq eliminated the position of COO and as a result recognized $8 million of stock-based compensation expense associated with this event.

The general release and agreement entered into in connection with the position elimination provided that Embarq will vest those portions of the former COO’s equity grants that remain unvested at the end of his 18 month severance period, which included 43,043 stock option awards and 63,045 restricted stock unit awards. This was considered to be a modification of vesting terms requiring a revaluation of the modified awards. The fair value for the modified stock options was $11.37 per option and $51.22 per unit for the restricted stock units. Of the total $8 million stock compensation charge recognized related to this event, approximately $4 million was the value associated with the modified awards.

Spin-off from Sprint Nextel

The employee matters agreement provided that at spin-off, Sprint Nextel options held by Embarq employees would be converted into options to purchase shares of Embarq common stock. At spin-off, Embarq employees held approximately 15 million Sprint Nextel stock options which were converted into approximately 8 million Embarq stock options. These options had substantially the same terms and conditions as those of the underlying Sprint Nextel options. Additionally, a special equity award of Embarq restricted stock units was granted to Embarq employees who had their Sprint Nextel options converted into Embarq options. These awards vest over a three year service period and were valued at the closing market value of Embarq stock on the first business day following the grant date. No incremental compensation expense resulted from this modification event.

Note 8. Business Segment Information

Embarq has two segments, Telecommunications and Logistics. The Telecommunications segment provides a suite of integrated communication services including local and long distance voice, data, high-speed Internet, satellite video, professional services and communications equipment to consumer and business customers primarily within Embarq’s local service territories in 18 states. The Telecommunications segment also provides wholesale access to Embarq’s local network and other communications services primarily to wireline and wireless service providers. The Logistics segment engages in wholesale product distribution, logistics and configuration services.

Embarq manages its segments to the operating income level. Items, such as interest, other income and expense and income taxes are managed at the consolidated level. The reconciliation of operating income to net income is shown in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss).

The financial information by operating segment as of and for the years ended December 31, 2008, 2007 and 2006, was as follows:

	Telecommunications	Logistics	Consolidated
	(millions)
2008
Service revenues
Voice	$3,915	$—	$3,915
Data	801	—	801
High-speed Internet	549	—	549
Other	304	—	304

Total service revenues	5,569	—	5,569
Product revenues	120	435	555

Total net operating revenues	5,689	435	6,124
Depreciation	1,000	3	1,003
Operating expenses	4,050	441	4,491
Operating income (loss)	1,639	(6)	1,633
Operating margin	29%	(1)%	27%
Capital expenditures	686	—	686
Total assets	8,278	93	8,371

	Telecommunications	Logistics	Consolidated
	(millions)
2007
Service revenues
Voice	$4,238	$—	$4,238
Data	765	—	765
High-speed Internet	489	—	489
Other	294	—	294

Total service revenues	5,786	—	5,786
Product revenues	113	466	579

Total net operating revenues	5,899	466	6,365
Depreciation	1,048	9	1,057
Operating expenses	4,393	468	4,861
Operating income (loss)	1,506	(2)	1,504
Operating margin	26%	—%	24%
Capital expenditures	827	2	829
Total assets	8,792	109	8,901

	Telecommunications	Logistics	Consolidated
	(millions)
2006
Service revenues
Voice	$4,346	$—	$4,346
Data	706	—	706
High-speed Internet	393	—	393
Other	277	—	277

Total service revenues	5,722	—	5,722
Product revenues	111	530	641

Total net operating revenues	5,833	530	6,363
Related party revenues	124	14	138
Depreciation	1,016	11	1,027
Operating expenses	4,273	546	4,819
Operating income (loss)	1,560	(16)	1,544
Operating margin	27%	(3)%	24%
Capital expenditures	921	2	923
Total assets	8,924	195	9,119

Note 9. Supplemental Cash Flow Information and Non-Cash Activities

Embarq’s supplemental cash flow information and non-cash activities was as follows:

	For the Years Ended December 31,
	2008	2007	2006
	(millions)
Supplemental Cash Flow Information
Cash paid for interest, net of amounts capitalized	$407	$437	$290
Cash paid for income taxes	383	449	348
Non-Cash Activities
Capital expenditure accrual	$(4)	$1	$3
Dividends accrued	2	2	—
Cash held in escrow from the sale of assets	10	1	—
Proceeds due from sale of assets	6	—	—
Extinguishment of debt	—	3	—
Issuance of treasury stock to the Employee Stock Purchase Plan	—	2	—
Transactions with Sprint Nextel associated with spin-off:
Distribution of senior notes	—	—	(4,485)
Transfer of notes receivable	—	—	460
Transfer and subsequent adjustment of property, plant and equipment, net	—	4	313
Transfer of post-retirement and other benefit obligations	—	—	(358)
Elimination of additional minimum pension liability and pension intangible	—	—	837
Transfer and subsequent adjustment of other assets and liabilities, net	—	(2)	35
Deferred taxes related to assets and liabilities transferred and subsequently adjusted	—	1	(53)

Note 10. Sale of Properties

In the 2008 second quarter, Embarq completed the sale of its distribution center in Dayton, Ohio for $10 million. This sale resulted in a pre-tax gain of $9 million that was reflected as a reduction of selling, general and administrative expense in the Consolidated Statements of Operations and Comprehensive Income (Loss). Of this amount, $6 million was attributed to the telecommunication segment with $3 million being attributed to the Logistics segment.

In the 2006 first quarter, Embarq finalized the sale of 13 exchanges including approximately 5,200 access lines in north central Kansas for approximately $18 million in cash. This sale resulted in a pre-tax gain of approximately $6 million and was reflected as a reduction of selling, general and administrative expense in the Consolidated Statements of Operations and Comprehensive Income (Loss).

In the 2006 fourth quarter, Embarq finalized the sale of 12 exchanges in north central Kansas, serving approximately 5,400 access lines. Proceeds from this sale were approximately $17 million, which generated a pre-tax gain of $6 million. This gain was reflected as a reduction of selling, general and administrative expense in the Consolidated Statements of Operations and Comprehensive Income (Loss).

Note 11. Quarterly Financial Data (Unaudited)

	2008 Quarters
	1st	2nd	3rd	4th
	(millions, except per share data)
Net operating revenue	$1,571	$1,549	$1,525	$1,479
Operating income	434	428	353	418
Net income	212	206	160	191
Basic earnings per share	1.39	1.40	1.12	1.34
Diluted earnings per share	1.38	1.38	1.11	1.34

	2007 Quarters
	1st	2nd	3rd	4th
	(millions, except per share data)
Net operating revenue	$1,589	$1,605	$1,594	$1,577
Operating income	371	400	363	370
Net income	160	176	157	190
Basic earnings per share	1.07	1.16	1.02	1.24
Diluted earnings per share	1.05	1.15	1.01	1.23

Note 12. Subsequent Events

Amendment to Credit Agreement and Shareholder Approval of the Merger

On January 23, 2009, Embarq entered into an amendment to modify its existing credit agreement. See Note 4, Long-term Debt and Financial Instruments, for additional information. The amendment will only become effective upon consummation of the merger with CenturyTel and the satisfaction of other customary conditions, and provides for the following:

•	the credit agreement will remain in place after consummation of the merger, with scheduled maturity in May 2011;

•	the size of the revolving credit facility will be reduced to $800 million from $1.5 billion, and the sub-limit for letters of credit will be reduced to $100 million from $200 million;

•	the outstanding term borrowings of $360 million as of December 31, 2008 will be repaid in full on or before the closing date of the merger;

•	the leverage ratio financial covenant will become more restrictive, along with other covenant modifications; and

•	the interest rates and fees payable on outstanding borrowings and commitments will be increased.

The amended credit agreement will replace CenturyTel’s previously arranged $800 million bridge facility. The bridge facility would have been available to refinance outstanding borrowings under Embarq’s existing credit agreement, as necessary, upon consummation of the merger.

On January 27, 2009, the Embarq and CenturyTel shareholders approved the matters required to complete the transaction as proposed in the merger agreement. Completion of the merger is now subject to approval by the FCC and various state regulatory agencies as well as other customary closing conditions. Subject to these requirements, the transaction is expected to close during the 2009 second quarter.

Pending Sale of Logistics Business

On January 29, 2009, Embarq entered into an agreement to sell its wholly owned subsidiary, Embarq Logistics, and will enter into a four-year commercial services agreement for the buyer to provide certain logistics and supply chain services for our telecommunications operations. The transaction is expected to close during the 2009 first quarter subject to customary closing conditions and completion of the buyer’s financing arrangements. As a result, Embarq Logistics’ third party wholesale distribution operations, which comprised the Logistics segment, will likely be presented as discontinued operations in future consolidated financial statements.

Upon consummation of the transaction, the majority of employees, net working capital and all distribution center assets supporting the business will be transferred to the buyer in exchange for cash and other contingent consideration. Embarq expects to recognize an estimated pre tax loss on disposal, as well as severance and benefit plan curtailments, of approximately $30 million to $40 million from this transaction.

EMBARQ CORPORATION

SCHEDULE II—CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2008, 2007 and 2006

	Balance Beginning of Period	Charged to income	Other Deductions(1)	Balance End of Period
	(millions)
December 31, 2008
Allowance for doubtful accounts	$60	$103	$106	$57
Valuation allowance – Deferred tax asset	10	13	—	23
December 31, 2007
Allowance for doubtful accounts	53	94	87	60
Valuation allowance – Deferred tax asset	7	3	—	10
December 31, 2006
Allowance for doubtful accounts	57	55	59	53
Valuation allowance – Deferred tax asset	2	5	—	7

(1)	Accounts written off, net of recoveries.