Form 10-K/A
period 2008-12-31
Embarq CORP
filed 2009-04-29
CIK 1350031

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Large accelerated filer  ☒    Accelerated Filer  ☐     Non-accelerated Filer  ☐    Small reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

Aggregate market value of voting and non-voting common stock equity held by non-affiliates at June 30, 2008, was $6,827,125,741

COMMON SHARES OUTSTANDING AT APRIL 27, 2009: 142,499,306

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, originally filed with the Securities and Exchange Commission (the “SEC”) on February 13, 2009 (the “Original 10-K”). We are filing this Amendment to include the information required by Part III of Form 10-K, which was omitted from the Original 10-K because we will not file a definitive Proxy Statement with the SEC within 120 days after the end of our fiscal year ended December 31, 2008. Additionally, currently dated officer certifications are included as exhibits to this Amendment, as required by SEC rules.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Board of Directors

Our Board of Directors consists of 9 directors. Each of our directors has served on our Board since May 1, 2006, except for Richard A. Gephardt, who was appointed to our Board on June 25, 2007, and Thomas A. Gerke, who was appointed to our Board effective March 3, 2008. Each of our directors was last elected in May 2008 and will serve on Embarq’s Board of Directors until the next annual meeting, if any, or until a successor has been elected and qualified. We currently do not expect to hold an annual meeting in 2009 as we expect our merger with CenturyTel, Inc. (“CenturyTel”) to be completed in the second quarter of 2009.

Peter C. Brown, 50, retired as Chairman, Chief Executive Officer and President of AMC Entertainment Inc., a theatrical exhibition company, in March 2009. He had served as Chairman and Chief Executive Officer of AMC from July 1999 and as President of AMC from January 1997. He began his career with AMC in 1990 and became Senior Vice President and Chief Financial Officer in 1991. He served as Co-Chairman of the Board from May 1998 through July 1999 and as Executive Vice President from August 1994 to January 1997.

Steven A. Davis, 50, is Chairman and Chief Executive Officer of Bob Evans Farms, Inc., a restaurant company. He has served as Chief Executive Officer since May 2006 and Chairman since November 2006. From October 2004 to May 2006, Mr. Davis served as President of the Long John Silvers and A&W Restaurants division and Multi-Branding for YUM! Brands, Inc., an international restaurant company. From December 2002 to October 2004, he served as President and Chief Operating Officer of the Long John Silvers and A&W Restaurants Division. He held various positions of increasing responsibility with YUM! Brands companies beginning in 1993. Mr. Davis also serves as a director of Walgreen Co.

Richard A. Gephardt, 68, is President and Chief Executive Officer of Gephardt Group, a multi-disciplined consulting firm, a position he has held since January 2005. He also serves as a consultant to Goldman Sachs & Co., as senior counsel at DLA Piper and as a senior advisor to FTI Consulting. Mr. Gephardt served as a Member of the U.S. House of Representatives from 1977 to 2005, representing Missouri’s Third District for 28 years and holding key leadership positions, including House Minority Leader. Mr. Gephardt serves as a director of Centene Corporation, Ford Motor Company, Spirit Aerosystems Holdings, Inc., and United States Steel Corporation.

Thomas A. Gerke, 52, is President and Chief Executive Officer of Embarq Corporation. He was appointed to this position effective March 3, 2008, after serving in the same role in an interim capacity since December 2007. He held the position of General Counsel – Law and External Affairs from May 2006 until December 2007, and from January 2007 to December 2007 also had responsibility for our Wholesale Markets business unit. Mr. Gerke served as General Counsel – Law and External Affairs at Sprint Nextel’s local telecommunications division from August 2005 until May 2006. He served as Executive Vice President – General Counsel and External Affairs of Sprint Corporation (“Sprint”) from May 2003 until August 2005. Before that, he served as Vice President – Global Markets Group – Business Development of Sprint from June 2002.

John P. Mullen, 53, is a Senior Advisor to the Chief Executive Officer of Deutsche World Net, the German parent company of DHL Express, an international express delivery company. Mr. Mullen served as Chief Executive Officer of DHL Express from September 2006 until February 2009, and as a member of the Management Board of Deutsche Post World Net from January 2005 until February 2009. Mr. Mullen served as Joint Chief Executive of DHL from 2005 to 2006, and as Chief Executive Officer of DHL Express Asia Pacific from 2002 to 2005, after having held various leadership positions with DHL and its predecessor companies beginning in 1990.

William A. Owens, 68, is Managing Director, Chairman and Chief Executive Officer of AEA Holdings Asia, a private equity company. He has served in this capacity since April 2006. Previously, Mr. Owens served as Vice Chairman, President and Chief Executive Officer of Nortel Networks Corporation, a global supplier of communications equipment, from 2004 to 2005 and as Chairman and Chief Executive Officer of Teledesic LLC, a satellite communications company, from 1998 to 2003. He also served in the U.S. military from 1962 until 1996 holding various key leadership positions, including Vice Chairman of the Joint Chiefs of Staff. Mr. Owens serves as a director of Polycom, Inc., Wipro Limited, and Intelius Inc., a private company, which has filed a registration statement with the SEC for an initial public offering. Mr. Owens serves as our Non-Executive Chairman of the Board and the chair of our Nominating and Corporate Governance Committee.

Dinesh C. Paliwal, 51, is Chairman, President and Chief Executive Officer of Harman International Industries, Incorporated, a maker of audio products and automotive electronics systems, a position he has held since December 2008. Mr. Paliwal joined Harman in July 2007 as President, Chief Executive Officer and Vice Chairman. Prior to joining Harman, Mr. Paliwal served as Chairman and Chief Executive Officer of ABB Inc., a power and automation technology company, from January 2006 to June 2007. He was with ABB Ltd. and its subsidiaries for over 21 years in various key management positions.

Stephanie M. Shern, 61, is the founder of Shern Associates LLC, a company founded in February 2002 that provides business advisory and retail consulting services. Mrs. Shern served as Senior Vice President of Kurt Salmon Associates, a retail consulting and business advisory firm, from 2001 to February 2002. Mrs. Shern held various positions with Ernst & Young, LLP from 1969 to 2001, including Vice Chairman and Global Director of Retail and Consumer Products. Mrs. Shern also serves as a director of GameStop Corp., Royal Ahold NV and The Scotts Miracle-Gro Company. Mrs. Shern serves as the chair of our Audit Committee.

Laurie A. Siegel, 53, is Senior Vice President of Human Resources and Internal Communications for Tyco International Ltd., a global, diversified manufacturing and service company. She has held this position since January 2003. Before joining Tyco, she held various positions with Honeywell International Inc. from September 1994 to December 2002, including Vice President of Human Resources – Specialty Materials. Ms. Siegel serves as the chair of our Compensation Committee.

Non-Executive Chairman of the Board

Since December 2007, William A. Owens has served as the Non-Executive Chairman of the Board. The Non-Executive Chairman is elected annually by and from among the independent directors. Mr. Owens was last elected in 2008.

Our Corporate Governance Guidelines provide that the non-employee directors will hold executive sessions without management present at or in conjunction with regularly scheduled Board meetings. The Non-Executive Chairman is to preside over these meetings. In 2008, an executive session was held in conjunction with each regularly scheduled Board of Directors meeting and the Non-Executive Chairman presided over these sessions.

Director Nominations

There have been no changes in the procedures we have adopted for shareholder nominations of directors of our company since those procedures were disclosed in the proxy statement for the 2008 annual meeting of shareholders.

Shareholder Communications

Our Board of Directors values our shareholders’ views and any shareholder or other interested party who wishes to communicate with our Board of Directors, any Board committee, the Non-Executive Chairman or the other non-employee directors can contact the Board of Directors by writing to: Board Communications Designee, Embarq Corporation, 5454 W. 110th Street, Overland Park, KS 66211, or sending an e-mail to BoardInquiries@embarq.com.

Our Board of Directors has instructed our Board Communications Designee to examine incoming communications to determine whether the communications are relevant to our Board’s roles and responsibilities. Our Board of Directors has asked our Board Communications Designee to discard the following types of communications: spam, business solicitations and advertisements, resumes, and any threatening or hostile materials. Our Board Communications Designees will forward any service inquiries or complaints to the appropriate groups within Embarq for processing and response.

Our Board Communications Designee will review all appropriate communications and report those communications to the Chair of or the full Nominating and Corporate Governance Committee, the full Board of Directors, or the independent directors, as appropriate. The Board Communications Designee will take additional action or respond to communications from shareholders in accordance with instructions from the relevant Board committee. Communications relating to our accounting, internal accounting controls, or auditing matters will be referred promptly to the Audit Committee Chair.

Audit Committee

The members of our Audit Committee are Stephanie M. Shern, Peter C. Brown, Steven A. Davis and John P. Mullen, all of whom our Board of Directors has determined are independent under the New York Stock Exchange (“NYSE”) listing standards, our Corporate Governance Guidelines and applicable SEC rules. Our Board of Directors has also determined that each of

Peter C. Brown and Stephanie M. Shern qualifies as an “audit committee financial expert,” as that term is defined by applicable SEC rules, and that each member of the Audit Committee is “financially literate” within the meaning of the NYSE listing standards.

Consistent with the NYSE listing standards, our Corporate Governance Guidelines limit to 2 the number of public company audit committees in addition to our Audit Committee on which our Audit Committee members may serve without the review and approval of our Board of Directors. Mrs. Shern currently serves on the audit committees of 3 public companies in addition to serving on our Audit Committee. Our Board of Directors has discussed with Mrs. Shern her audit committee memberships and has evaluated the demands on her time. Based on these discussions and evaluation and the Board of Director’s experience since May 2006 when Mrs. Shern was appointed as our Audit Committee Chair, our Board of Directors has concluded that Mrs. Shern’s service on 3 other public company audit committees does not impair her ability to serve effectively on our Audit Committee and act as our Audit Committee Chair.

Our Audit Committee’s primary duties are to assist our Board of Directors in fulfilling its oversight responsibilities with respect to: the integrity of our financial statements and related disclosures; our compliance with legal and regulatory requirements; our independent registered public accounting firm’s qualifications and independence; the performance of our independent registered public accounting firm and internal audit function; and our ethics and compliance program.

Executive Officers

The information required by this item regarding our executive officers is incorporated by reference to Part I of our Original 10-K, under the caption “Executive Officers of the Registrant.”

Certifications

Certifications of our Chief Executive Officer and Chief Financial Officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 were filed with the Original 10-K and currently dated certifications pursuant to Section 302, as required by the SEC are attached to this Amendment. We also filed with the New York Stock Exchange in 2008 the required certificate of our Chief Executive Officer certifying that he was not aware of any violation by Embarq of the NYSE corporate governance listing standards.

Section 16(a) Beneficial Ownership Reporting Compliance

The SEC rules require our directors and certain of our executive officers to file reports of their holdings and transactions in our common stock with the SEC. Based upon our records and other information, we believe that all required filings were made in a timely manner with the exception of Form 4s to reflect the vesting of restricted stock units (“RSUs”) held by 7 non-employee directors (Messrs. Brown, Davis, Mullen, Owens, and Paliwal, Mrs. Shern and Ms. Siegel) on April 27, 2008. The Form 4s reflecting the vesting were filed 3 days later than required.

Code of Ethics

We have adopted a code of ethics, which we refer to as the Embarq Code of Conduct, which applies to all our employees, including our executive officers, and directors. The Embarq Code of Conduct is publicly available on our website at www.embarq.com/governance/ethics/ and you may also obtain a copy free of charge by writing to: Corporate Secretary, Embarq

Corporation, 5454 W. 110th Street, Overland Park, KS 66211. If a provision of the Embarq Code of Conduct is amended, other than by a technical, administrative or other non-substantive amendment, or a waiver of the Embarq Code of Conduct is granted to a director or executive officer, the notice of such amendment or waiver will be posted on our website at the same website location noted above. Also, we may elect to disclose the amendment or waiver in a report on Form 8-K filed with the SEC.

Corporate Governance Guidelines and Committee Charters

Our Corporate Governance Guidelines and the charters of our Audit, Compensation and Nominating and Corporate Governance Committees are available on our website at www.embarq.com/governance/. You may also obtain a copy of the guidelines and the committee charters free of charge by writing to: Corporate Secretary, Embarq Corporation, 5454 W. 110th Street, Overland Park, KS 66211.

Item 11.	Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Introduction

This Compensation Discussion and Analysis (“CD&A”) explains our executive compensation program as it related in 2008 to the following named executive officers (“the named executive officers”):

Thomas A. Gerke	President and Chief Executive Officer
Gene M. Betts	Chief Financial Officer
Harrison S. Campbell	President—Consumer Markets
Dennis G. Huber	Chief Technology Officer and Senior Vice President
Thomas J. McEvoy	President—Business Markets

The CD&A describes the principles underlying the compensation program; the process followed in designing it; and the compensation elements provided in 2008. In describing those elements, the CD&A explains how the named executive officers’ compensation was impacted by our performance against several key financial and operating objectives (see “Executive Compensation Components—Total Direct Compensation Components” below). We performed well against those objectives in 2008, despite continued economic headwinds that negatively impacted our top line revenue result. In particular, our aggressive approach to containing costs and realizing operating efficiencies resulted in performance that far exceeded our original targets set at the beginning of the year.

Mr. Gerke’s compensation was affected by several additional factors. Effective March 3, 2008, we appointed him President and Chief Executive Officer (“CEO”) and entered into a new employment agreement with him. On October 26, 2008, we entered into an Agreement and Plan of Merger whereby we would be acquired by CenturyTel, Inc. In connection with the pending merger, Mr. Gerke’s employment agreement was amended, effective on completion of the merger, to provide for his retention for a minimum period of 14 months following the completion of the merger. Additional amendments were made to Mr. Gerke’s employment agreement in December 2008 related to technical compliance with Section 409A of the Internal Revenue Code of 1986, as amended (the “Code”). Mr. Gerke’s employment agreement is discussed in greater detail in “Potential Payments Upon Termination or Change in Control.”

Finally, the CD&A describes compensation decisions made in 2009 that differ in certain respects from our practices in previous years. This discussion appears under the heading “2009 Compensation Decisions.”

Executive Compensation Principles

The key objective of our executive compensation program is to attract, retain and motivate highly talented individuals who perform at a superior level and are committed to our core values of passion to win, innovation, teamwork, customer focus, velocity and integrity. The Compensation Committee believes that this objective can best be achieved by applying the following principles:

•

Accountability for Short- and Long-Term Company Performance. A significant portion of the named executive officers’ compensation is tied directly to the Company’s performance against both short- and long-term goals, so that compensation rises and falls in tandem with the Company’s success.

•

Alignment with Stockholders’ Interests. Long-term incentive (“LTI”) compensation is tied to the attainment of financial and strategic goals we consider crucial to growing our business and increasing long-term shareholder value.

•	Competitive Pay Levels. Compensation should be at competitive market rates to attract, retain and motivate highly qualified and talented executives.

•

Consideration of Individual Job Responsibility and Performance. The level of job responsibility and the executive’s performance against goals specific to that job are taken into account in setting the executive’s compensation.

•

Performance Objectives Aligned Across the Organization. All employees eligible for short-term incentive (“STI”) compensation are evaluated against the same performance objectives; and all employees eligible for long-term incentive compensation are evaluated against the same performance objectives. We believe this structure drives performance alignment across the organization, which is necessary to achieve our short- and long-term goals.

•	Limited Executive Perquisites. Because executive perquisites are not a form of performance-based compensation, we only provide them on a very limited basis.

Executive Compensation Design Process

The responsibility for designing the compensation program and determining compensation levels resides with the Compensation Committee (the “Committee”) of our Board of Directors. The Committee consists solely of independent directors. The Committee regularly consults with management and with the Committee’s outside compensation advisor regarding the design of the program.

The Committee independently determines each element of direct compensation for each named executive officer. The Committee bases its determination on its assessment of the officer’s performance and on other factors described in this CD&A.

Management’s Role in Compensation Decisions

The Committee considers input from our CEO, Chief Financial Officer (“CFO”) and Senior Vice President – Human Resources and Communications in selecting the performance metrics and targets to be used in STI and LTI programs. In determining total direct compensation, the Committee considers input from the CEO regarding the performance of and recommended compensation for each officer other than himself. The Committee gives considerable weight to this input because of the CEO’s direct knowledge of each officer’s performance and contributions. When determining the CEO’s compensation, the Committee solicits input from our Senior Vice President – Human Resources and Communications, the outside compensation advisor and all independent members of the Board of Directors. The full Board then reviewed and formally ratified the Committee’s decisions about CEO compensation. The CEO does not participate in the Committee’s or Board’s decision making regarding his compensation.

The Role of Consultants

The Compensation Committee has selected and directly retained the services of Executive Compensation Advisors (“ECA”) as its outside executive compensation consultant. ECA does not decide or approve any compensation actions taken by the Compensation Committee, but rather supports the decision-making process. In 2008, at the Committee’s direction, ECA prepared a detailed analysis comparing the compensation paid to our named executive officers and other senior executives with the compensation prevailing in the relevant labor market. ECA also provided the Committee with advice on policies and programs. In particular, ECA assisted the Committee with performance-based plan designs, meeting frequently with the chair of the Committee and participating in the Committee’s executive sessions. Representatives of ECA attended all of the Committee’s meetings in 2008 during which executive compensation policies and programs were scheduled to be discussed. Additionally, working for and on behalf of the Committee, ECA offered advice and oversight to management in the development of our 2008 policies and programs.

The Committee regularly reviews the fees paid to ECA, which totaled approximately $266,393 for services provided in 2008, and regularly evaluates the relationships between management and ECA. Neither ECA nor its parent company, Korn/Ferry International, has provided or will provide services to management — other than services required to support the decisions of the Compensation Committee — without the Committee’s advance consent.

Role of Peer Groups and Benchmarking

To ensure that the compensation we pay is competitive in the marketplace, the Committee reviews compensation practices and levels at a designated set of companies. For 2008, with the assistance of ECA, the Committee identified 11 companies in the communications industry that were similar to us based on revenue and breadth of operations. (The data used were for fiscal years ending on or before December 31, 2007.) Those 11 “peer group companies” were as follows:

• Alltel Corporation	• Echostar Communications Company
• Cablevision Systems Corporation	• Qwest Communications International, Inc.

• CenturyTel, Inc.	• Telephone & Data Systems, Inc.
• Frontier Communications Company	• Time Warner Cable, Inc.
• Charter Communications, Inc.	• Windstream Corporation
• DIRECTV, Inc.

At the Committee’s request, ECA conducted a market analysis to benchmark each element of total direct compensation for our named executive officers. The market analysis included the peer group companies’ publicly disclosed executive compensation information, supplemented by additional data from third party surveys. The surveys utilized were the 2008 Radford Executive Survey of all companies with over $3 billion in revenues; the 2008 Radford Executive Survey of telecommunication companies with $1–3 billion in revenues; and the Towers Perrin 2008 Compensation Data Bank® Executive Compensation Survey of all companies with $3–10 billion in revenues. (Radford Surveys + Consulting is a company of AON Consulting.) A listing of the companies included in these surveys is provided as Appendix A to the CD&A.

The Committee also reviewed pay practices and plan designs (but not pay levels) at the following telecommunications companies that are outside our size criteria: AT&T, Inc., Verizon Communications, Inc., Sprint Nextel Corporation and Cincinnati Bell, Inc.

Role of Tally Sheets

The Compensation Committee periodically reviews comprehensive tally sheets that generally reflect the total dollar value of all material components of compensation, the current value of all equity-based compensation held, and the value of payments to be made to each named executive officer following a termination of employment under various scenarios. Tally sheets give the Committee a comprehensive view of the total value an executive may be entitled to receive. The sheets also enable each named executive officer’s compensation to be compared with that of our other executive officers, to ensure appropriate positioning within the Company given the relative importance and complexity of positions. The tally sheet review in 2008 did not lead the Committee to change any of the components of compensation or to decide on the actual amounts of compensation to be approved.

Executive Compensation Components

Our 2008 executive compensation program for the named executive officers (and for approximately 200 other executive-level employees) included the following 3 material components (in order of importance): (1) LTI compensation, (2) STI compensation and (3) base salary. We refer to these 3 components, in the aggregate, as “total direct compensation.” In addition, each named executive officer is eligible to participate—on generally the same basis as other employees—in the Company’s pension plan, supplemental executive retirement plan (“SERP”), 401(k) plan, health and welfare programs and certain other employee benefit programs.

Total Direct Compensation Components

We believe that a significant portion of our executive compensation should be tied to Company performance, as performance-based compensation is the most effective way to ensure a connection between the interests of our executives and the interests of our shareholders. Of the three components of total direct compensation for our named executive officers, two are tied to performance—our LTI awards and compensation under our STI program. In 2008, on average, 77% of the targeted total direct compensation for the named executive officers was tied directly to Company performance. On average, only 23% consisted of base salary.

In determining the total direct compensation targets for the named executive officers, the Committee reviews the market analysis prepared by ECA. For each officer position, the Committee compares the direct compensation components, individually and in the aggregate, with the corresponding components for the same (or substantially similar) position at the 50th percentile of the peer group companies and the companies participating in the third-party surveys. This comparison serves as a benchmark that is one factor the Committee considers in setting total direct compensation targets for our named executive officers. In practice, the targets vary from the 50th percentile for the reasons discussed below in “Total Direct Compensation Results.”

Long-Term Incentive Compensation

Our LTI program provides equity awards in the form of performance-based restricted stock units (“RSUs”) and time-vested stock options. In 2008, the Compensation Committee again determined that all our executive-level employees (including our named executive officers) would receive LTI compensation, and that 75% would be in the form of RSUs and 25% in the form of stock options.

RSUs

The RSUs granted in 2008 have a vesting period of 3 years. At the end of that period, the RSUs normally will be converted into common shares that are delivered to the employee although the Committee retains the right to deliver the value in cash. The value of a grant of RSUs is impacted not only by the stock’s price but also by the accrual of dividend equivalents on the RSUs during the vesting period. This ensures that the ultimate value of the RSUs reflects our total stockholder return over the vesting period.

The value of the grant is further impacted by a performance adjustment at the end of the 3-year period. For the RSUs granted in 2008, the performance period ends on December 31, 2010. At that time, the number of RSUs granted may be increased by as much as 200% or decreased down to 0%, depending on where the Company’s performance over the period falls on a sliding scale ranging from “maximum” to “below threshold.” Regardless of the stock price, for the RSU grant to have any long-term value, the Company’s performance must reach at least the threshold level.

The Compensation Committee believes that because the potential value delivered by RSUs is tied to the performance adjustment—and because they constitute the largest portion of targeted total direct compensation—RSUs provide superior incentives for all of our executives, including the named executive officers, to remain employed by us and to focus on long-term, sustained improvement in Company performance. Moreover, the value of RSUs includes the value of dividend equivalents, whereas the value of stock options depends entirely on future stock price appreciation after the grant date. As a result, RSUs can deliver significantly greater share-for-share compensation value at the grant date compared to stock options. This means we can provide comparable grant-date compensation value using fewer shares, thereby creating less dilution for our shareholders.

Performance Metrics Used for RSUs

The Compensation Committee has selected performance metrics for the 2008 award that it believes will focus our executives on improving the Company’s financial and operating performance. The metrics are (1) total shareholder return (“TSR”) as compared to the S&P 500®, and (2) economic value added, both measured over a 3-year performance period. Each metric is given a 50% weighting. TSR represents a market-based measure of our financial return to shareholders. We have chosen the S&P 500® for comparison instead of a telecommunications index because we believe that the telecommunications indices are more heavily weighted toward the largest, most diversified telecommunications companies and therefore do not appropriately represent the companies we consider to be our peers. Similarly, we have chosen the S&P 500® over a peer group because consolidation within the peer group during the performance period may make the group less representative. We have selected economic value added as our second metric because it is an internal measure of our profitability and potential return to shareholders and can be directly affected by management decisions.

Threshold, target and maximum levels for each of the performance metrics are set forth in the tables below. For performance levels that fall between the threshold, target and maximum levels, proportionate payouts are calculated by mathematical interpolation. Performance below the threshold level for a performance objective results in no payout for that objective.

TSR is the stock price return over the performance period assuming reinvestment of all dividends. The threshold, target and maximum performance levels for our TSR objective are shown below.

Performance Level	EQ TSR Amount	% Payout
Maximum	S&P 500® + 2000 basis points	200%
Target	S&P 500®	100%
Threshold	S&P 500® - 2000 basis points	20%
Below Threshold	S&P 500® < - 2000 basis points	0%

Economic value added is calculated by subtracting the cost of capital from net operating profit after tax. As required under the LTI program, the Committee made adjustments to exclude the effects of certain significant items that were not included in our budget, such as gains or losses not resulting from core business operations, significant one-time charges and other significant non-recurring events. These adjustments ensure that payouts will be based on the actual performance of the business. The performance levels for the period are set based on our confidential 3-year business plan as reviewed by our Board of Directors. As shown below, we express the performance levels for economic value added as percentages, with the target level set at 100%.

Performance Level	Economic value added % to Target	% Payout
Maximum	112.3%	200%
Target	100%	100%
Threshold	87.7%	25%

The actual performance targets underlying the percentages are based on internal forecasts and other information about the business contained in the 3-year business plan. Because such information is confidential, disclosure of the targets could cause us significant competitive harm. For example, in a highly competitive and capital-intensive industry such as telecommunications, a competitor’s knowledge of our strategic business plans, projected capital investment levels and expected returns on such investments could enable the competitor to implement capital investment strategies with which we might not be able to compete or which might force us to invest significantly higher levels of capital than we originally planned. Our economic value added levels have historically been above our cost of capital; moreover, based on our internal analysis, they are among the highest in our industry. For there to be a 100% payout based on this metric, our economic value added levels would have to remain near the top of the industry during the performance period, which would require substantial continued improvement. Thus, we believe that our economic value added objectives are relatively difficult to achieve.

Details on how actual 2008 total direct compensation values were determined for our named executive officers are provided in the “Total Direct Compensation Results” section. Once the Committee established the target-level LTI compensation value for each executive, it then determined the number of performance-based RSUs and stock options to be granted by using the current value of our common stock and the Black-Scholes value of our options. Details on how the number of securities granted were determined are provided in “Additional Executive Compensation Information – Equity Grant Practices.”

The terms and conditions of the performance-based RSUs granted under the 2007 LTI program, and the performance adjustment determined in February 2009, are discussed in “2009 Compensation Decisions – LTI Award Performance Adjustments.”

Stock Options

The stock options granted in 2008 are time-vested in three installments—34% vest in March 2009, 33% in March 2010 and 33% in March 2011. The options have a strike price equal to $41.94. The entire value of a stock option depends on future stock price appreciation after the grant date.

Short-Term Incentive Compensation

Our STI program is a broad-based program that provides performance-based cash compensation for the achievement of specific annual Company-wide financial and operating objectives. The objectives are established by the Compensation Committee. Our 2008 STI program paid eligible employees between 0% and 200% of their target opportunity based on our performance against 3 Company-wide objectives established by the Committee in February 2008. The determination of the named executive officers’ STI target opportunities is described below in “Total Direct Compensation Results.”

The 3 objectives involve metrics that we believe reflect our ability to compete and succeed in a highly competitive industry. The metrics are (1) adjusted services revenue from our telecommunications segment (our principal business segment), (2) adjusted operating cash flow and (3) customer satisfaction improvement.

•

Adjusted telecommunications services revenue measures the top-line performance of our business. We consider top-line performance to be important in an industry that is facing significant competitive pressures and a declining customer base. We believe that including telecommunications services revenue as a performance metric will motivate our employees to focus on strategies to stem access line loss and develop new sources of revenue. Because of the importance of focusing on top-line performance, we have made this measure a significant part of the total STI opportunity, giving it a 30% weighting.

•

Adjusted operating cash flow is the most comprehensive financial measure of our business performance. It is critically important that we continue to improve our efficiency and profitability and ensure effective use of our capital expenditures. Since we believe that cash flow is the primary measure of profitability reflecting our ability to return value to shareholders, it makes up 50% of the total STI opportunity.

•

Customer satisfaction is crucial if we are to retain our customers and grow our business. We have included customer satisfaction improvement because we want all of our employees to focus on promoting a positive customer experience, which will in turn help us retain customers and generate greater revenues. However, customer satisfaction improvement accounts for a smaller share (20%) of our total STI opportunity because we believe the financial metrics give a more comprehensive picture of improved company performance.

As in previous years and as required under the STI program, the Committee approved adjustments to the 2 financial metrics to exclude the effects of certain significant items that were not included in our budget, such as gains or losses not resulting from core business operations, significant one-time charges and other significant non-recurring events. These adjustments ensure that payouts are based on the actual performance of our business.

The financial performance objectives take into account our expected Company-wide performance as well as trends in our industry and among other wireline telecommunications companies. The performance levels for these objectives—threshold, target and maximum—have been set to reflect our goals of slowing the decline in access lines and increasing our average revenue per household. The target-level objective for each of the 2 metrics is shown as a dollar amount in the STI table below.

The customer satisfaction improvement objective is a composite that is based on third-party-administered surveys conducted to measure customer satisfaction for 3 of our business units (Business Markets, Consumer Markets and Wholesale Markets). We established confidential baseline percentages and set confidential performance objectives that represented what we viewed as substantial, yet achievable, improvement in each business unit. We then compared our fourth quarter 2008 customer satisfaction results with the baseline measurements to determine the percentage point improvement for each business unit. We weighted these percentages by revenue for each business unit to arrive at an aggregate, Company-wide payout percentage for customer satisfaction improvement.

The customer satisfaction performance objectives are confidential because their disclosure could cause us significant competitive harm. In the highly competitive telecommunications industry, retention of customers is critical to business strategy. Were competitors to obtain knowledge of our goals for customer satisfaction, they could gain insight into our marketing priorities and strategies that they could then use to implement strategies of their own detrimental to our business. What we can say about our customer satisfaction objective is that we believe it difficult to achieve. For there to be a 100% payout, substantial improvement incremental to the improvements made in 2007 must occur.

As with the 2 financial objectives, the payout for customer satisfaction improvement depends on the performance level achieved—threshold, target or maximum. For all 3 objectives, achievement of the target level results in a 100% payout. For the threshold level, the payout is 25%, and for the maximum level, 200%. The target level represents the achievement of our confidential annual business plan. The maximum level corresponds to very ambitious objectives that we can only achieve if we produce exceptional business results. The threshold level represents the minimum level of performance for which we are willing to provide any payment. For performance levels that fall between the threshold, target and maximum levels, proportionate payouts are calculated by mathematical interpolation. Performance below the threshold level for an individual performance objective results in no payout for that objective.

The table below shows the 2008 aggregate payout percentage for each of the 3 performance objectives and for the STI program as a whole. All eligible employees, including our named executive officers, received an STI payout of 106% of their individual target-level opportunity. The payout was calculated in the same manner for all eligible employees: The Company-wide performance level for each of the 3 objectives was multiplied by its associated weighting, and the results were summed to an overall percentage payout. In the case of adjusted telecommunications services revenue, the

Company performed at 97% of target, leading to a payout of 0%. On adjusted operating cash flow, the Company performed at 106% of target, resulting in a payout of 200%. And on customer satisfaction improvement, the Company performed at 87% of target, resulting in a payout of 30%. Our revenue performance was negatively impacted by macroeconomic challenges that accelerated our rate of revenue decline in 2008. Our operating cash flow performance was positively impacted by effective capital and expenditure controls that were established and monitored by management. Our customer satisfaction performance was below target level, partly because we started with higher baseline scores as a result of a significant improvement in customer satisfaction in 2007.

STI Performance Metric	Weighting	Target Performance (100%) (in millions)	% Payout	Weighted Payout Percentage
Adjusted Telecommunications Services Revenue	30%	$5,666.8	0%	0%
Adjusted Operating Cash Flow	50%	$1,921.4	200%	100%
Customer Satisfaction Improvement	20%	*See discussion above regarding computation of targets for each business unit	30%	6%
Total Payout				106%

STI payouts received by our named executive officers (except Mr. Gerke) were based on their target-level opportunities at the time the 2008 STI program was adopted in February. For Mr. Gerke, the target-level opportunity was pro-rated to recognize his promotion to President and Chief Executive Officer on March 3, 2008. His STI target-level opportunity was calculated based on his serving as President and CEO for approximately 10 months, and as Interim President and CEO for 2 months. The payments under our 2008 STI program satisfied the requirements for tax deductibility of performance-based compensation under Section 162(m) of the Internal Revenue Code. For additional information, see “Additional Executive Compensation Information—Deductibility Cap on Executive Compensation.”

Base Salary

We pay fixed cash compensation in the form of base salary to compensate our employees for their individual skills, experience and job performance. Determinations of 2008 base salary for our named executive officers were made by our Compensation Committee in February and early March, and any changes were effective in early March. When making its salary determinations, the Committee considered not only skills, experience and performance, but also such factors as the CEO’s recommendation as to compensation (other than his own), our confidential internal budget and the competitive market analysis done by ECA. In connection with his appointment as President and Chief Executive Officer, Mr. Gerke received an increase of 57% over his annualized base salary as Interim President and Chief Executive Officer, and of 90% over his annualized base salary as General Counsel – Law and External Affairs (his prior position). Mr. Betts received a base salary increase of 22% for the reasons discussed below in “Total Direct Compensation Results.” Messrs. Campbell, Huber and McEvoy each received merit-based base salary increases in the range of 2–3%, which was consistent with salary increases for all employees in 2008.

Total Direct Compensation Results

Using the market analysis conducted by its outside compensation advisor, the Compensation Committee reviewed each component of total direct compensation for the named executive officers. The Committee considered such factors as our internal pay structure, each officer’s experience and time in his current position, the scope and business impact of the officer’s position, and the level of individual performance. In setting the target-level LTI opportunities, the Committee also took into account the size and value of awards in previous years, the relative weight of long-term equity in relation to the other components of total direct compensation, the value of dividends or dividend equivalents associated with the equity awards, and the perceived retentive value of the equity awards.

This process resulted in the following total direct compensation opportunities (at target level) for our named executive officers:

Named Executive Officer	Annualized Base Salary (a)	STI Target Opportunity (b)	LTI Target Opportunity (c)	Targeted Total Direct Compensation (d) = (a) + (b) + ( c)
Thomas A. Gerke	$900,000	$803,816	$2,700,000	$4,403,816
Gene M. Betts	$550,000	$440,000	$1,800,000	$2,790,000
Harrison S. Campbell	$418,000	$293,000	$1,100,000	$1,811,000
Dennis G. Huber	$405,000	$243,001	$672,000	$1,320,001
Thomas J. McEvoy	$418,000	$293,000	$1,100,000	$1,811,000

The base salary amounts shown above differ from those displayed in the Summary Compensation Table following the CD&A. The salary amounts above represent the annualized base salary established by the Committee and effective in March 2008. The salary amounts in the Summary Compensation Table are the actual base salaries paid to the named executive officers in 2008; these figures include pre-adjusted base salary amounts paid in January and February 2008 for each of the named executive officers.

The 2008 target-level opportunity for each component of total direct compensation differs in some cases from the corresponding compensation at the 50th percentile of our defined market. There are various reasons for this. The following section notes the variances from the 50th percentile for the named executive officers and summarizes the factors that the Compensation Committee considered in making its pay decisions.

2008 Total Direct Compensation for CEO

Mr. Gerke was appointed as President and Chief Executive Officer on March 3, 2008. Following its review of compensation components for him, the Committee set Mr. Gerke’s base salary at $900,000, his STI target-level opportunity at 100% of his base salary and his LTI target-level opportunity at $2.7 million. Overall, Mr. Gerke’s target-level total direct compensation increased by 24% over his annualized 2007 total target-level compensation as Interim President and Chief Executive Officer. (The 2007 compensation total included the value of a one-time equity award in connection with his interim appointment.) His 2008 total direct compensation increased by 87% over his annualized target-level total direct compensation in 2007 as General Counsel – Law and External Affairs.

Mr. Gerke’s total direct compensation for 2008 placed him well below the 50th percentile for an experienced chief executive officer in our market analysis. However, our Compensation Committee believed this to be an appropriate level of compensation in light of his relatively limited experience as a chief executive officer.

2008 Total Direct Compensation for Other Named Executive Officers

Mr. Betts. In 2007, all elements of total direct compensation for Mr. Betts were below the 50th percentile. This was due to the historical compensation levels of his prior executive role at our former parent before our spin-off in May 2006, and his somewhat short tenure as our company’s Chief Financial Officer. Following its 2008 review, the Committee set Mr. Betts’ base salary at $550,000 (a 22% increase over 2007), his STI target-level opportunity at $440,000 (a 40% increase) and his LTI target-level opportunity at $1.8 million (a 44% increase). The base salary and STI target-level opportunity were increased to more closely align his cash compensation with the 50th percentile of the relevant market for chief financial officer positions. Mr. Betts’ LTI target-level opportunity was significantly above the 50th percentile for the relevant market. The Committee determined that these increases were appropriate because of Mr. Betts’ superior performance as Chief Financial Officer and his demonstrated ability to deliver significant value to our company in the future. In approving the increases in compensation, the Committee also considered the broadened scope of Mr. Betts’ role, which was expanded in January 2008 to include oversight for our Embarq Logistics business unit, our supply chain management operation and our real estate operation. Overall, his target-level total direct compensation is approximately at the 60th percentile.

Messrs. Campbell and McEvoy. Messrs. Campbell and McEvoy serve as presidents of our 2 largest business units, Consumer Markets and Business Markets, respectively. The Committee views these 2 positions as very similar in complexity and scope, and considers the individual performance levels of Messrs. Campbell and McEvoy to be comparable. Thus, they have identical total direct compensation at target levels. We believe that the positions we use as benchmarks at peer group companies and in the market analysis have more breadth, scope and complexity than the positions that Messrs. Campbell and McEvoy hold. Consequently, the Committee considered it appropriate to set target-level total direct compensation for Messrs. Campbell and McEvoy below the 50th percentile of the relevant market. In its 2008 review of their compensation, the Committee increased their base salaries by 2%, an adjustment in line with the average change made for all of our other employees. Messrs. Campbell and McEvoy’s STI opportunities were increased by similar percentages. Their LTI opportunities remained unchanged from 2007. Following the adjustments, their total direct compensation amounts remained below the 50th percentile of market.

Mr. Huber. Due to the functions and scope of Mr. Huber’s position (Chief Technology Officer), it is not easily benchmarked against market surveys or positions at the peer group companies. After comparing total direct compensation opportunities for Mr. Huber with those of internal peers and those of varying positions within the relevant market, the Committee set his total direct compensation at a level it believed had sufficient retentive value and reflected his relative contributions to the organization. For 2008, the Committee increased his base salary by 3%, which was in line with the average adjustment made for all other employees; kept his STI target opportunity at 60% of base salary; and left his LTI opportunity unchanged from its 2007 level.

Other Compensation Matters

Executive Perquisites. Because executive perquisites are not performance-based, we believe they should be provided on a very limited basis. In 2008, perquisites were not a significant part of any of our named executive officers’ compensation.

We recognize the importance of the continued health and well-being of our senior executive team, including our named executive officers. Therefore, we have a policy that requires our senior executives to obtain an annual physical exam. Under the policy, we reimburse the executives for expenses for this annual physical in excess of any co-pays or any other amounts covered by our medical plans. Any amounts reimbursed under this policy are reported in our Summary Compensation Table, to the extent required, as perquisites.

We maintain a fractional interest in corporate aircraft to provide efficient business travel for certain executives. Under a policy approved and monitored by our Compensation Committee, until it was amended in December 2008, our Chief Executive Officer had access to the aircraft for limited personal use if he paid directly to the aircraft management company the incremental costs of such use. Mr. Gerke did not have any such usage in 2008. The amended policy no longer permits limited personal use by the Chief Executive Officer. It does continue to provide that executives who are traveling for business may have family members accompany them on the corporate aircraft, if seating is available.

In 2008, we agreed to pay the legal expenses that Mr. Gerke incurred during the negotiation of his initial employment agreement dated as of March 3, 2008. We also agreed to pay the legal expenses he incurred in connection with (1) amendments made to his employment agreement as a result of the Company’s decision to merge with CenturyTel in October 2008, and (2) certain technical amendments required by Section 409A of the Internal Revenue Code in December 2008. The Committee believed these reimbursements were appropriate in light of the special circumstances associated with hiring a new chief executive officer and in light of our entry into a significant transaction.

Retirement Benefits. Our named executive officers are eligible for benefits under our tax-qualified defined benefit pension plan, our supplemental executive retirement plan (“SERP”) and our tax-qualified 401(k) plan, on terms consistent with those applicable to other employees. The key terms of the pension plan and SERP are described in the narrative accompanying the Pension Benefits Table.

Additional Executive Compensation Information

Employment Agreements

We have employment agreements with all of the named executive officers except Mr. Campbell, who is a participant in the Executive Severance Plan. To comply with Section 409A of the Internal Revenue Code, the Compensation Committee approved amendments to the Executive Severance Plan in July 2008, and approved amendments to the employment agreements with various executives, including the named executive officers, in December 2008. See “Potential Payments Upon Termination or Change in Control” for more detail on the individual employment agreements and the application of the Executive Severance Plan.

Key Management Benefit Plan

Mr. Betts is the only named executive officer and the only remaining active employee that participates in our Key Management Benefit Plan. This plan provides a survivor benefit in the event of the death of a participant, or, as an alternative, a supplemental retirement benefit. This plan was adopted by our former parent company and assumed by us at the time of our spin-off to satisfy pre-existing arrangements with our employees. We do not plan to extend this plan to any new participants. Mr. Betts has elected to receive, upon his retirement, a supplemental retirement benefit in the form of 2 lump sum distributions, which in the aggregate will be actuarially equivalent to the survivor benefit.

Deductibility Cap on Executive Compensation

Section 162(m) of the Code places a limitation of $1 million on the amount of compensation paid to each of our named executive officers that we may deduct in any one year. There is an exception to this limitation for performance-based compensation that meets certain requirements. Our Compensation Committee generally designs our STI and LTI programs to satisfy the requirements of Section 162(m). However, to maintain flexibility in our compensation program and serve the interests of our shareholders, the Committee has not adopted a policy requiring all named executive officer compensation to be deductible.

As designed, our 2009 STI and LTI programs will not meet the requirements for deductibility under Section 162(m) of the Code. The STI program will have 6-month performance cycle, from January 1 to June 30, because of the anticipated completion of our merger with CenturyTel in the second quarter of 2009. The Compensation

Committee approved the performance metrics for the program in late February 2009. Since the metrics were not approved within the first 25% of the performance cycle and the performance metrics include a discretionary component, the program will not meet Section 162(m) requirements in 2009. Our 2009 LTI award will be delivered in time-vested RSUs that are not performance-based and thus will not meet the criteria for deductibility under Section 162(m). See “2009 Compensation Decisions” for additional information about the 2009 STI and LTI programs.

Equity Grant Practices

Grant Timing. Our Compensation Committee has adopted an Equity Grant Policy which generally provides that the Committee will approve annual equity awards at the Committee’s first regular meeting that occurs at least one full trading day after we release our fourth quarter financial results. Other equity awards, including new hire, special recognition and retention awards, will generally be made in connection with the same meeting unless the Committee determines, on a case-by-case basis, that it is appropriate to make an award at another time. In 2008, the Committee’s first regular meeting after the release of fourth quarter results occurred at the end of February. The Committee approved the 2008 annual equity award on March 2, 2008. This date was 2 days into our earnings-related blackout period under our securities law compliance policy; however, our Board of Directors determined that special considerations warranted the grant at that time, as permitted by the Equity Grant Policy. The 2008 annual equity award was the only grant made to our named executive officers in 2008.

Determination of the Number of Securities Granted. Once the Committee sets the dollar value of the equity grants to be made, it determines the number of securities to be granted by using a 30-day volume-weighted average stock price. Using an average price calculated this way allows for normalization of the stock price over the period measured and minimizes the effect of price volatility. We believe this methodology is more appropriate than using a spot price or single-day methodology, since these two approaches may be affected by a significant one-time price event. The 30-day period generally will be one ending as close as practicable to the date of the meeting at which the grant is approved.

The values reported in the Grants of Plan-Based Awards table may differ from the grant values approved by the Committee because the table uses the closing price on the date of grant to value the awards, whereas the Committee uses the 30-day volume-weighted average stock price to determine the number of RSUs and options to grant.

Exercise Price. Our 2006 and 2008 Equity Incentive Plans both provide that the exercise price of stock options be equal to at least the closing price of a share of our common stock on the grant date.

Executive Stock Ownership Guidelines

Our Corporate Governance Guidelines include executive stock ownership guidelines, which require our Chief Executive Officer to own Embarq securities equal in value to 5 times his base salary, and other named executive officers to own Embarq securities equal in value to 2 or 3 times their base salaries, depending on their positions. Individuals have 5 years to comply with these guidelines from the time they become subject to them. We believe the guidelines focus our named executive officers on increasing shareholder value. Certain other executives also are subject to ownership guidelines for the same reason. The ownership levels were determined in consultation with the Compensation Committee’s advisor and based on common market practices.

Hedging Policy

Our Securities Law Compliance Policy prohibits our employees, including our named executive officers, from engaging in any hedging transaction (including short sales and derivative transactions) whereby the participant would profit from a devaluation of our securities.

Compensation Recoupment

Our Corporate Governance Guidelines provide that we may recover compensation awarded to or received by certain executives, including our named executive officers, if the Board of Directors determines that such compensation was awarded or paid based on any financial result or operating metric that was impacted by the knowingly or intentionally fraudulent or illegal conduct of the executive. Our Board of Directors makes all determinations regarding compensation recoupment, including appropriate recovery amounts.

Executive Severance Policy

In February 2008, our Board of Directors approved a policy regarding future executive severance arrangements. Under the policy, we agree to seek shareholder approval on any future severance arrangements under which certain senior officers would have a severance benefit that exceeds 2.99 times the sum of the following three items:

(1) the officer’s highest annual base salary in the 3-year period consisting of the year of termination and the immediately preceding 2 years, plus

(2) either the officer’s highest annual target-level STI amount during that 3-year period, or the highest STI amount actually paid to the officer in any of the 3 years preceding the year of termination, plus

(3) the value (in cash or kind) of continued participation (including vesting credit) in the Company’s welfare, retirement and equity compensation plans, determined as if the officer were to remain employed with the Company for 2.99 years following the termination date.

Under the policy, we are not required to seek shareholder approval before an officer commences participation in the Executive Severance Plan or in any retention program or arrangement associated with an extraordinary corporate transaction, such as the pending merger with CenturyTel.

2009 Compensation Decisions

2009 Base Salaries

To control costs in the face of a significant economic recession and continuing aggressive business competition, the Company determined to forgo 2009 annual base salary increases for all executive-level employees, including the named executive officers.

2009 Long-Term Incentive Program

In January 2009, our Compensation Committee approved the 2009 LTI target-level opportunities for our executive employees, including the named executive officers (except for Mr. Gerke). The Committee also approved the design parameters for the 2009 annual LTI awards. The awards were granted in February 2009. Also in February, the Committee determined Mr. Gerke’s LTI target-level opportunity. In designing the terms of the 2009 LTI awards, the Committee made the retentive capacity of the award its key consideration in light of the pending merger with CenturyTel. The Committee determined that by structuring the 2009 LTI program with retentive characteristics, it was not necessary to make additional merger-related retention awards to the named executive officers.

The 2009 LTI program provides for the acceleration of vesting in a manner designed to have a substantial retentive effect while not creating a “windfall” for individuals who do not continue with the combined company following the completion of the merger. The program provides that to receive any portion of the RSU award, the named executive officer must be employed on the earlier of the date of completion of the CenturyTel merger and July 26, 2009. If the executive’s employment is terminated (either by the Company without cause or by the employee for good reason) within 12 months after the CenturyTel change in control, and if the executive has completed any Company-desired transition period of up to 12 months, the RSU award will be accelerated as of the last day worked. Specifically, if the named executive officer’s last day worked is up to 6 months after the grant date, 50% of the award will vest; and if the last day worked is 12 months after the grant date, 100% of the award will vest. If a named executive officer’s termination occurs between 6 and 12 months after grant, a pro-rated number of RSUs will vest based on the number of months between the grant date and the last day worked, divided by 12. If, after July 26, 2009, an executive is involuntarily terminated (without cause and not in connection with a change in control), the RSUs will continue to vest during the executive’s severance period; all unvested RSUs will be cancelled at the conclusion of the severance period. A complete description of the 2009 LTI award and the form of award agreement can be found in our current report on Form 8-K filed with the SEC on March 5, 2009.

The 2009 LTI opportunities were maintained at the same dollar value as the 2008 opportunities for all named executive officers. The Committee decided that for 2009, 100% of the LTI opportunity would be awarded in the form of time-vested RSUs – in contrast to prior years in which the LTI program awarded performance-based RSUs and time-vested stock options. In light of the pending merger with CenturyTel, the Committee determined that time-vested RSUs supported the desired retentive goals better than performance-based RSUs or stock options. The 2009 RSUs vest ratably over a 3-year period (34% in February 2010, 33% in each of February 2011 and 2012). In deciding not to include a performance component in the award, the Committee also considered the uncertainty and difficulty in establishing appropriate performance targets and measuring performance in light of the pending merger with CenturyTel. The number of RSUs granted to each named executive officer was determined by using a stock price of $36.10, which was the volume-weighted average price for the 30-day period ending February 13, 2009.

2009 Short-Term Incentive Program

On February 27, 2009, the Compensation Committee approved the design of our 2009 STI program. In consideration of the pending merger with CenturyTel, the performance period chosen was the 6-month period ending June 30, 2009. If the merger closes before June 30, 2009, the final payout will be calculated based upon our financial results from the most recently completed month. For the 2009 STI program, the Committee approved the same 2 financial performance objectives used in 2008: adjusted telecommunications services revenue (35% weighting) and adjusted operating cash flow (65% weighting). (The Committee decided not to include customer satisfaction improvement as a performance objective because of the difficulty of effectively measuring improvement over the shortened performance period.) The payout calculation is subject to the discretion of the Committee and may be decreased to 0% or increased to 200% of an individual’s target-level opportunity. Consistent with the requirements of the STI program, the 2 financial metrics will again be adjusted to exclude the effects of certain significant items that were not included in our budget, such as gains or losses not resulting from core business operations, significant one-time charges and other significant non-recurring events. These adjustments ensure that payouts will be based on the actual performance of our business.

LTI Award Performance Adjustments

The 2007 annual equity award included a grant of performance-based RSUs. These RSUs were to vest and be subject to performance adjustments in 2 equal tranches, with vesting on February 22, 2009 and February 22, 2010. The February 2009 performance adjustment was based on the Company’s performance against 2 metrics—return on invested capital (“ROIC”); and total shareholder return (“TSR”) as compared to the S&P 500® index’s total return—both measured over the 2-year period ending December 31, 2008. The two metrics were each given a 50% weighting. The 2010 tranche will be adjusted using the same metrics and weightings over the 3-year period ending December 31, 2009.

In accordance with the 2007 LTI program, the Committee approved adjustments to exclude the effects of certain significant items that were not included in our budget, such as gains or losses not resulting from core business operations, significant one-time charges and significant non-recurring events. Following these adjustments, ROIC was

16.1% as compared to the 15.4% target, resulting in a payout of 188%. For TSR, the target was set at the point where the Embarq annualized return essentially equaled the annualized return of the S&P 500®. The result was a TSR 147 basis points above the target, resulting in a payout of 115%. The total adjustment percentage associated with the February 22, 2009 vesting was 151.5%, calculated as follows:

Performance Metric	Payout X Weighting	Payout %
ROIC	188% X 50%	94%
TSR	115% X 50%	57.5%
Total Performance Adjustment Factor		151.5%

Dividend equivalents were calculated on the total adjusted RSUs for the period since the grant date and were paid to the named executive officers after the performance adjustment was made.

The second tranche of the 2007 LTI RSU award and all of the 2008 LTI RSU award continue to be subject to performance adjustment. If the merger with CenturyTel is completed, these performance-based RSUs will convert into time-vested RSUs in accordance with the terms of the Agreement and Plan of Merger, dated as of October 26, 2008, between Embarq, CenturyTel and Cajun Acquisition Company. The merger agreement and the conversion terms for the RSUs are described in the registration on Form S-4/A that CenturyTel filed with the SEC (registration no. 333-155521) on December 22, 2008 (the “Merger S-4”).

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K.

Based on this review and discussion with management, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this amendment to the annual report on Form 10-K/A.

The Compensation Committee

Laurie A. Siegel, Chair

Richard A. Gephardt

Dinesh C. Paliwal

Stephanie M. Shern

APPENDIX A

2008 RADFORD EXECUTIVE SURVEY– ALL INDUSTRY COMPANIES OVER $3B IN REVENUE

Abbott Labs	Accenture	Adobe Systems
Advanced Micro Devices	Affiliated Computer Services	Agilent Technologies
Alcatel Lucent	Alltel	Amazon.com
AmDocs	American Power Conversation	AOL
APL	Apple	Applied Materials
Arrow Electronics	ASML	AT&T
Avaya	BAE Systems	BAE Systems Land and Armament
Battelle Memorial Institute	Bell Microproducts	Blue Shield of California
Boston Scientific	Broadcom	CA
CDW Corporation	Celanese Chemical	Celtica International
CISO Systems	Computer Sciences	Corning
Covidien	Dell	DIRECTV
Discovery Communications	DRS Technologies	Eastman Kodak Company
eBay	Electronic Arts	Electronic Data Systems
Embarq	EMC	Experian
Flextronics International	Freddie Mac	Freescale Semiconductor
Genentech	General Dynamics	Google
Harris	Henkel of America	Hitachi America
Hitachi Global Storage Technologies	Insight	Intel
Intuit	Johnson Controls	KPMG
Lenovo	Level 3 Communications	Lexmark International
Marvell	McKesson	Micron Technology
Microsoft	Molex	Motorola
NCR	NEC Electronics America	NetApp
Nintendo of America	Nokia US	Nortel
NVIDIA	Oracle	Panasonic Corporation North America
Philips Healthcare	Pitney Bowes	Qimonda North America
Qualcomm	Qwest Communications	Research-In-Motion US
Robert Half International	Sabre Holdings	Samsung Telecom America
Sandisk	Sanmina	SAP America
Schlumberger	Science Applications International	Seagate Technology
Siemens Corporation	Sony Computer Entertainment America	Sony Corporation of America
Sony Electronics	Sprint Nextel	Stryker Endoscopy
Sungard	Symantec	SYNNEX
T-Mobile	Texas Instruments	The Clorox Company
Thermo Fisher Scientific	Thomson Reuters US (FKA REUTERS)	Ticketmaster
Verizon Wireless	VISA USA	Wells Fargo Bank
Western Digital	Williams Sonoma	Windstream Communications
Yahoo!

2008 RADFORD EXECUTIVE SURVEY– TELECOMMUNICATIONS COMPANIES - $1-3B IN REVENUE

ADC	Cricket Communications	Earthlink
Ericsson	Hughes Network Systems	Intelsat
JDS Uniphase	NEC Corp of America	Tellabs
Trimble Navigation	UTStarcom	Virgin Mobile
XO Holdings

2008 COMPENSATION DATA BANK® EXECUTIVE COMPENSATION SURVEY - $3-10B REVENUE GROUP

Advanced Micro Devices	Agilent Technologies	Air Products and Chemicals
Alcon Laboratories	Allegheny Energy	Allergan
Alliant Energy	Alliant Techsystems	Ameren
American Axle & Manufacturing	Ameriprise Financial	A&P
Applied Materials	Armstrong World Industries	ArvinMeritor
Atmos Energy	Automatic Data Processing	Avaya
Avery Dennison	Avis Budget Group	Avon
Ball	Battelle Memorial Institute	BB&T
BD	Big Lots	Black & Decker
Blockbuster	Blue Cross Blue Shield of Florida	Boston Scientific
Building Materials Holding	CA	Cablevision Systems
Calpine	Cameron International	Campbell Soup
Catholic Healthcare West	CB Richard Ellis Group	Celestica
CenterPoint Energy Company	Chemtura	Chiquita Brands
Clear Channel Communications	Clorox	CMS Energy
Comerica	Constellation Brands	Corning
Crown Holdings	CSX	Cytec
Dana	Darden Restaurants	Dick’s Sporting Goods
Discovery Communications	Dow Corning	DTE Energy
Eastman Chemical	EBay	Eco Lab
El Paso Corporation	EMCOR Group	Erie Insurance
Federal-Mogul	Fifth Third Bancorp	First Data
First Horizon National	Fiserv	Flowserve
Foot Locker	Forest Laboratories	Fortune Brands
Foster Wheeler	Franklin Resources	Gannett
Genentech	Genzyme	Gilead Sciences
Goodrich	Hanesbrands	Harley-Davidson
Harman International Industries	Harsco	Hasbro
Henry Schein	Hershey	Hilton Hotels
H.J. Heinz	Horizon Blue Cross Blue Shield of New Jersey	Hormel Foods
Host Hotels & Resorts	Hovnanian Enterprises	H&R Block
IAC/InterActive	Idearc Media	IKON Office Solutions
Integrys Energy Group	ITT – Corporate	Jacobs Engineering
Jarden	Kelly Services	KeyCorp
Kindred Healthcare	Leggett and Platt	Level 3 Communications
Lexmark International	Lincoln Financial	Longs Drug Stores
Marshall & Ilsley	MasterCard	Mattell
McGraw-Hill	MDC Holdings	MDU Resources
MeadWestvaco	Mellon Financial	Mercury Insurance
Mirant	Molson Coors Brewing	Monsanto Company
Mosaic	M&T Bank	Nalco
Nationwide	Navistar International	NCR
New York Times	Norfolk Southern	Northeast Utilities
Northern Trust	NOVA Chemicals	NRG Energy
NSTAR	OGO Energy	Owens Corning
Owens-Illinois	Parker Hannifin	Pepco Holdings
PepsiAmericas	Pinnacle West Capital	Pitney Bowes
PNC Financial Services	Polo Ralph Lauren	PPL
Praxair	Principal Financial	Progress Energy
Qualcomm	Quest Diagnostics	Regions Financial
Reinsurance Group of America	Reynolds American	Robert Half International
Rockwell Automation	Rockwell Collins	Rohm and Haas
Ryder System	SAFECO	SAIC
SCANA	Seagate Technology	Sherwin-Williams
SIRVA	SLM	Smurfit-Stone Container

Sonoco Products	Sovereign Bancorp
Spectra Energy	Stanford University	Starbucks
Starwood Hotels & Resorts	State Street	Steelcase
Stryker	Symantec	Synovus
TAP Pharmaceuticals	Temple-Inland	Tenet Healthcare
Tennessee Valley Authority	Terex	Thomson Reuters
Timken	Tribune	Trinity Industries
Union Bank of California	Unisys	United Rentals
United States Cellular	USG	VF
Vulcan Materials	Washington Post	Wellcare Health Plans
Western Union	Whole Foods Market	Williams-Sonoma
Winn-Dixie Stores	Wisconsin Energy	Wm. Wrigley Jr. Company
W.W. Grainger	Wyndham Worldwide	Xcel Energy
Yahoo!	Yum! Brands

SUMMARY COMPENSATION TABLE

The table below summarizes the compensation of our named executive officers for the fiscal year ended December 31, 2008.

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($) (2)	Option Awards ($) (3)	Non-equity Incentive Plan Compensation ($) (4)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (5)	All Other Compensation ($) (6)	Total ($)
Thomas A. Gerke - Chief Executive Officer	2008	$834,292	(1)	$0	$2,044,210	$726,026	$852,045	$120,533	$61,457	$4,638,563
	2007	$472,907		$0	$1,827,074	$786,590	$508,935	$61,623	$3,825	$3,660,954
	2006	$460,558		$501,900	$818,410	$655,215	$365,910	$57,489	$22,557	$2,882,039
Gene M. Betts - Chief Financial Officer	2008	$532,644	(1)	$0	$1,001,929	$444,342	$466,400	$140,696	$5,250	$2,591,261
	2007	$444,867		$0	$1,104,035	$430,552	$483,116	$81,847	$4,425	$2,548,842
	2006	$421,879		$356,809	$424,894	$263,905	$335,879	$60,479	$4,242	$1,868,087
Harrison S. Campbell - President Consumer	2008	$415,132	(1)	$0	$832,240	$443,420	$310,580	$56,889	$5,250	$2,063,511
	2007	$406,336		$164,000	$1,210,429	$518,362	$439,399	$36,397	$4,717	$2,779,640
	2006	$395,707		$0	$549,038	$318,120	$314,383	$31,212	$21,240	$1,629,700
Dennis G. Huber - Chief Technology Officer	2008	$401,671	(1)	$0	$513,427	$271,678	$257,581	$64,343	$4,350	$1,513,500
Thomas J. McEvoy - President Business	2008	$415,132	(1)	$0	$833,105	$442,157	$310,580	$77,956	$5,250	$2,084,180
	2007	$406,336		$169,491	$1,213,784	$491,222	$439,399	$47,544	$5,060	$2,772,836

1.	Reflects base salary paid to the named executive officers during 2008, reflecting base salary increases that went into effect in the first quarter of 2008.
2.	Reflects compensation expense recognized during the fiscal year in accordance with SFAS 123R, disregarding estimates of forfeitures, with respect to Sprint Nextel RSUs and Embarq RSUs held by the named executive officers. Assumptions used in the calculation of compensation expense for Embarq RSUs are included in Note 7 to our consolidated financial statements for the fiscal year ended December 31, 2008 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission. Assumptions used in the calculation of compensation expense for Sprint Nextel RSUs include the types of assumptions described in Note 7 to our consolidated financial statements for the fiscal year ended December 31, 2008 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission and are based on the average of the high and low price of Sprint Nextel shares on the date of grant. The 2006 value represents our expense following the spin-off. For the period January 1, 2006 through May 17, 2006, equity based compensation expense was allocated to us by our former parent, Sprint Nextel, based on total headcount. As such, the methodology by which these amounts were expensed does not permit computation on an individual-by-individual basis. For illustrative purposes only, assuming the spin-off had occurred on January 1, 2006 and the expense allocation described had not occurred, the compensation expense we would have recognized during the January 1, 2006 to May 17, 2006 period for stock awards would have approximated: $350,000 for Mr. Gerke, $150,000 for Mr. Betts and $230,000 for Mr. Campbell.

3.	Reflects compensation expense recognized during the fiscal year in accordance with SFAS 123R, disregarding estimates of forfeitures, with respect to Embarq stock options held by named executive officers. Assumptions used in the calculation of this amount are included in Note 7 to our consolidated financial statements for the fiscal year ended December 31, 2008 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission. The 2006 value represents our expense following the spin-off. For the period January 1, 2006 through May 17, 2006, equity based compensation expense was allocated to us by our former parent, Sprint Nextel, based on total headcount. As such, the methodology by which these amounts were expensed does not permit computation on an individual-by-individual basis. For illustrative purposes only, assuming the spin-off had occurred on January 1, 2006 and the expense allocation described had not occurred, the additional compensation expense we would have recognized during the January 1, 2006 to May 17, 2006 period for stock options would have approximated: $400,000 for Mr. Gerke, $130,000 for Mr. Betts and $180,000 for Mr. Campbell.
4.	The value reflects the amount earned under our STI program through December 31 of the year reported, and approved by our Compensation Committee in February of the following year, and paid to our named executive officers shortly thereafter.
5.	Amounts listed for 2008 are solely attributable to the aggregate change in actuarial present value of the named executive officer’s accumulated benefit under our pension plan and SERP. We do not maintain any other nonqualified deferred compensation plan for our named executive officers.
6.	For 2008, all named executive officers received an allowance for wireless phone business use and 401(k) company matching contributions, consistent with terms applicable to all employees, which amounts are reflected in the column. In addition, Mr. Gerke’s amount included the following perquisites: a) $52,673 in attorney’s fees paid by the company on his behalf related to the negotiation of his employment agreement and subsequent amendments, b) $1,647 in incremental cost associated with his spouse’s attendance at a company sponsored employee recognition event and c) $1,887 as reimbursement for costs related to his annual executive physical. No named executive officers other than Mr. Gerke received perquisites in excess of the $10,000 threshold.

GRANTS OF PLAN-BASED AWARDS

2008 Annual Awards

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards
Name	Grant Date	Threshold ($) (1)	Target ($) (1)	Maximum ($) (1)	Threshold (#) (2)	Target (#)		Maximum (#) (2)	All Other Stock Awards: # of Shares of Stock or Units (#)	All Other Option Awards: # of Securities Underlying Options (#)		Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
Thomas A. Gerke	03/02/08				10,143	45,080	(3)	90,160					1,890,655
	03/02/08									95,338	(4)	41.94	594,909
		200,954	803,816	1,607,632
Gene M. Betts	03/02/08				6,762	30,053	(3)	60,106					1,260,423
	03/02/08									63,559	(4)	41.94	396,608
		110,000	440,000	880,000
Harrison S. Campbell	03/02/08				4,132	18,365	(3)	36,730					770,228
	03/02/08									38,841	(4)	41.94	242,368
		73,250	293,000	586,000
Dennis G. Huber	03/02/08				2,524	11,219	(3)	22,438					470,525
	03/02/08									23,728	(4)	41.94	148,063
		60,750	243,001	486,001
Thomas J. McEvoy	03/02/08				4,132	18,365	(3)	36,730					770,228
	03/02/08									38,841	(4)	41.94	242,368
		73,250	293,000	586,000

1.	Amounts earned under our 2008 STI program for the year ended December 31, 2008, which were approved by our Compensation Committee in February 2009 based on our performance in 2008 and paid to our named executive officers shortly thereafter, are reported in the Summary Compensation Table and described in “Total Direct Compensation Components – Short Term Incentive Compensation – 2008 Results” in the CD&A. Threshold reflects 25% of target and maximum is 200% of target, actual payout can range from 0 – 200% of target.
2.	The threshold value represents 22.5% of target granted based on a 25% threshold for economic value added weighted 50% and a 20% threshold for total shareholder return relative to the S&P 500 index weighted at 50%. The maximum value is 200% of target.
3.

These RSUs, shown at target opportunity levels, are subject to forfeiture or grant of additional units that could result in the total number of RSUs to be granted to be 0 – 200% of target based upon achievement of specified financial objectives related to total shareholder return relative to the S&P 500

Index and economic value added, as adjusted for certain items, during the 2008-2010 performance period. The number of RSUs awarded will be adjusted based on the Company’s performance at the end of 2010. The RSUs vest on March 2, 2011. For additional details, see “Total Direct Compensation Components – Long-Term Incentive Compensation.”

4.	Options vest in 3 annual installments: 34% on March 2, 2009 and 33% on each of March 2, 2010 and March 2, 2011.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table lists all outstanding Embarq equity awards held by our named executive officers. For a detailed description of the awards made in 2008, see “Total Direct Compensation Components – Long-Term Incentive Compensation.”

	OPTIONS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options - Exercisable (#)		Number of Securities Underlying Unexercised Options - Unexercisable (#)		Option Exercise Price ($)	Option Expiration Date	Number of Units of Stock That Have Not Vested (#)		Market Value of Units of Stock That Have Not Vested ($) (1)
Thomas A. Gerke							10,990	(2)	395,200
							15,997	(3)	575,252
							22,043	(4)	792,666
							45,080	(5)	1,621,077
	14,786	(6)	0		72.44	02/08/09
	783	(6)	0		187.35	02/08/09
	1,635	(6)	0		215.93	02/08/09
	2,152	(6)	0		91.38	01/03/10
	1,883	(6)	0		91.38	01/24/10
	345	(6)	0		91.38	02/08/10
	672	(6)	0		91.38	08/07/10
	8,621	(6)	0		91.38	05/11/11
	2,638	(6)	0		46.09	02/11/12
	2,654	(6)	0		48.10	02/19/12
	9,495	(6)	0		48.10	03/27/13
	4,237	(6)	0		33.86	02/10/14
	8,474	(6)	0		33.34	02/10/14
	36,970	(7)	12,322	(7)	49.72	02/08/15
	46,609	(8)	22,956	(8)	45.06	02/07/16
	12,265	(9)	23,804	(9)	56.43	02/22/17
	0		95,338	(10)	41.94	03/02/18

Gene M. Betts							7,333	(2)	263,695
							10,627	(3)	382,147
							17,221	(4)	619,267
							30,053	(5)	1,080,706
	21,524	(6)	0		72.44	02/08/09
	4,613	(6)	0		99.43	02/08/09
	6,951	(6)	0		124.68	02/08/09
	858	(6)	0		186.42	02/08/09
	1,596	(6)	0		187.35	02/08/09
	3,398	(6)	0		220.93	02/08/09
	8,071	(6)	0		91.38	01/03/10
	7,264	(6)	0		91.38	01/24/10
	971	(6)	0		91.38	02/08/10
	2,017	(6)	0		91.38	08/07/10
	13,312	(6)	0		91.38	05/11/11
	3,983	(6)	0		46.09	02/11/12
	6,385	(6)	0		43.06	02/19/12
	1,848	(6)	0		33.86	02/10/14
	3,698	(6)	0		33.34	02/10/14
	15,559	(7)	5,184	(7)	49.72	02/08/15
	30,966	(8)	15,251	(8)	45.06	02/07/16
	9,581	(9)	18,598	(9)	56.43	02/22/17
	0		63,559	(10)	41.94	03/02/18

Harrison S. Campbell							3,414	(2)	122,767
							10,538	(3)	378,946

							15,154	(4)	544,938
							18,365	(5)	660,405
	2,959	(6)	0		81.40	04/09/11
	2,959	(6)	0		33.86	02/10/14
	5,919	(6)	0		33.34	02/10/14
	24,757	(7)	8,250	(7)	49.72	02/08/15
	15,122	(8)	15,122	(8)	45.06	02/07/16
	8,431	(9)	16,366	(9)	56.43	02/22/17
	0		38,841	(10)	41.94	03/02/18

Dennis G. Huber							3,354	(2)	120,610
							6,718	(3)	241,579
							9,258	(4)	332,918
							11,219	(5)	403,435
	22,964	(6)	0		72.45	02/08/09
	844	(6)	0		105.84	02/08/09
	3,228	(6)	0		91.38	01/03/10
	2,421	(6)	0		91.38	01/24/10
	428	(6)	0		91.38	02/08/10
	995	(6)	0		91.38	08/07/10
	17,590	(6)	0		91.38	05/11/11
	4,877	(7)	4,876	(7)	49.71	02/08/15
	9,641	(8)	9,641	(8)	45.06	02/07/16
	5,151	(9)	9,998	(9)	56.43	02/22/17
	0		23,728	(10)	41.94	03/02/18

Thomas J. McEvoy							6,580	(2)	236,617
							10,538	(3)	378,946
							15,154	(4)	544,938
							18,365	(5)	660,405
	2,040	(6)	0		57.97	02/08/09
	16,465	(6)	0		72.44	02/08/09
	12,914	(6)	0		40.76	01/03/10
	3,228	(6)	0		91.38	01/03/10
	6,457	(6)	0		40.76	01/24/10
	2,421	(6)	0		91.38	01/24/10
	1,637	(6)	0		40.76	02/08/10
	428	(6)	0		91.38	02/08/10
	8,878	(6)	0		40.76	08/07/10
	1,883	(6)	0		91.38	08/07/10
	31,950	(6)	0		40.76	05/11/11
	10,650	(6)	0		91.38	05/11/11
	1,992	(6)	0		46.09	02/11/12
	3,699	(6)	0		16.08	03/27/13
	7,398	(6)	0		21.90	03/27/13
	4,439	(6)	0		33.86	02/10/14
	4,438	(6)	0		33.34	02/10/14
	25,251	(7)	8,417	(7)	49.72	02/08/15
	30,704	(8)	15,122	(8)	45.06	02/07/16
	8,431	(9)	16,366	(9)	56.43	02/22/17
	0		38,841	(10)	41.94	03/02/18

1.	Market value is calculated using the December 31, 2008 closing stock price on the New York Stock Exchange of $35.96 for Embarq common stock.
2.	RSUs vest in 3 annual installments. 34% vested on May 21, 2007, 33% vested on May 21, 2008 and the remaining 33% will vest on May 21, 2009.
3.	RSUs vest in 2 equal annual installments. 50% vested on each of February 7, 2008 and February 7, 2009.

4.	The number of RSUs listed reflects the number of RSUs initially granted by our Compensation Committee, which were outstanding on December 31, 2008. These RSUs vest in 2 equal installments (50% vested on February 22, 2009 and the remaining 50% will vest on February 22, 2010) and are subject to 2 performance adjustments under our 2007 LTI program based on performance through December 31, 2008 and performance through December 31, 2009. In February 2009, our Compensation Committee approved an adjustment to the first tranche of RSUs for performance measured through December 31, 2008 of 151.5%, resulting in the following additional RSUs (which vested on February 22, 2009) to be awarded to the named executive officers, with the following values (based on a closing price of $34.60 on the New York Stock Exchange on February 20, 2009): Mr. Gerke, 5,676 RSUs ($196,390); Mr. Betts, 4,434 RSUs ($153,416); Mr. Campbell, 3,902 RSUs ($135,009); Mr. Huber, 2,383 RSUs ($82,452); and Mr. McEvoy, 3,902 RSUs ($135,009). For additional details, see 2009 Compensation Decisions – 2007 LTI Award Performance Adjustment.”
5.	RSUs vest in full on March 2, 2011. RSUs are subject to forfeiture or grant of additional units based upon achievement of specified financial objectives related to total shareholder return relative to the S&P 500® Index and economic value added, as adjusted for certain items, during the 2008-2010 performance period. The number of RSUs awarded will be adjusted based on the Company’s performance at the end of 2010. For additional details, see “Executive Compensation Components – Total Direct Compensation Components – Long-Term Incentive Compensation.”
6.	Options are fully vested and exercisable.
7.	Option vests in 4 equal annual installments. 25% vested on each of February 8, 2006, February 8, 2007, February 8, 2008 and February 8, 2009.
8.	Option vests in 3 annual installments. 34% vested on February 7, 2007 and 33% vested on each of February 7, 2008 and February 7, 2009.
9.	Option vests in 3 annual installments. 34% vested on February 22, 2008, 33% vested on February 22, 2009 and the remaining 33% will vest on February 22, 2010.
10.	Option vests in 3 annual installments. 34% vested on March 2, 2009 and 33% will vest on each of March 2, 2010 and March 2, 2011.

OPTION EXERCISES AND STOCK VESTED

The following table reflects Embarq stock option exercises and Embarq RSU vestings during 2008. In addition, the table includes Sprint Nextel Corporation (“Sprint Nextel”) RSUs that were awarded in connection with employment with our former parent, Sprint Nextel, and that, pursuant to the terms of our spin-off, continued to vest based on employment with us. Following the vestings of Sprint Nextel RSUs described below, our named executive officers no longer hold any Sprint Nextel RSUs.

	Embarq Stock Options		Embarq Stock Awards		Sprint Nextel Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#) (1)	Value Realized on Vesting ($) (2)	Number of Shares Acquired on Vesting (#) (1)	Value Realized on Vesting ($) (3)
Thomas A. Gerke	0	0	30,026	1,354,963	60,814	575,605
Gene M. Betts	0	0	19,239	866,990	25,592	242,228
Harrison S. Campbell	0	0	15,987	718,682	40,723	385,443
Dennis G. Huber	0	0	11,276	507,798	24,072	227,841
Thomas J. McEvoy	0	0	19,194	865,792	41,538	393,157

1.	Reflects total number of shares of common stock acquired upon the vesting of RSUs (including shares withheld for the payment of taxes).
2.	Values realized represent the fair market value per share of Embarq common stock on the vesting date multiplied by the number of shares vested. Pursuant to the plan under which awards were granted, fair market value was defined as the closing composite trading prices of the common stock, as published by The Wall Street Journal on a particular date.
3.	Values realized represent the fair market value per share of Sprint Nextel common stock on the vesting date multiplied by the number of shares vested. Pursuant to the plan under which awards were granted, fair market value was defined as the average between the high and low prices on a particular date.

PENSION BENEFITS TABLE

The following table shows each named executive officer’s number of years of credited service and present value of accumulated benefits under our Retirement Pension Plan (“Pension Plan”) and our SERP. No payments were made under the plans to any named executive officer during the last fiscal year.

Name and Principal Position	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($) (1)	Payments During Last Fiscal Year ($)
Thomas A. Gerke	Embarq Retirement Pension Plan	14.3333	$178,406	$0
	Embarq Supplemental Executive Retirement Plan	14.3333	$297,015	$0
Gene M. Betts	Embarq Retirement Pension Plan	22.0000	$363,204	$0
	Embarq Supplemental Executive Retirement Plan	22.0000	$457,591	$0
Harrison S. Campbell (2)	Embarq Retirement Pension Plan	13.0833	$119,082	$0
	Embarq Supplemental Executive Retirement Plan	7.7500	$137,816	$0
Dennis G. Huber	Embarq Retirement Pension Plan	21.5000	$195,427	$0
	Embarq Supplemental Executive Retirement Plan	21.5000	$194,216	$0
Thomas J. McEvoy	Embarq Retirement Pension Plan	28.7500	$220,439	$0
	Embarq Supplemental Executive Retirement Plan	28.7500	$209,035	$0

1.	Represents the lump sum present value as of December 31, 2008, of the annual pension benefit that would be payable under each plan for the participant’s life beginning at normal retirement age (age 65).
2.	Mr. Campbell’s value and years of service under the SERP are reduced as a result of a lump sum distribution received when he previously terminated employment with our former parent company. Mr. Campbell was subsequently rehired by our former parent.

Assumptions

Accumulated benefits are calculated based on credited service and eligible compensation as of December 31, 2008, thus all results shown are estimates only – actual benefits will be based on service, compensation and other data at time of termination of employment. We have used the following assumptions for the calculations included in the Pension Benefits Table:

•	Measurement Date: December 31, 2008;

•	Interest Rate for Present Value: 6.4%;

•	Mortality (Pre Commencement): None;

•	Mortality (Post Commencement): RP-2000 with mortality improvement projected to 2009 (gender-specific);

•	Withdrawal and disability rates: None;

•	Retirement rates: None prior to Age 65; and

•	Normal Retirement Age: Age 65.

Pension Plan

Our Pension Plan is a broad-based, tax-qualified defined benefit pension plan that provides benefits to our eligible employees. Generally, all active employees are eligible to participate in the Pension Plan. Benefits under the Pension Plan are based on each participant’s number of years of credited service and the participant’s eligible compensation. We do not credit service in the Pension Plan beyond the actual number of years of participation. The years of credited service for our named executive officers are based only on their service while eligible for participation in the Pension Plan.

A participant’s eligible compensation under the Pension Plan is equal to base salary and certain annual STI compensation, plus any sales commissions and sales bonus compensation amounts. The amount of compensation recognized under the Pension Plan is limited by the compensation limit under the Code (which was $230,000 in 2008). The amount of benefits provided under the Pension Plan are limited by the benefit limits of the Internal Revenue Code (which for 2008 was $185,000 expressed in the form of an annual annuity beginning at normal retirement age).

Benefits under the Pension Plan, expressed as an annual annuity beginning at normal retirement age, are equal to (1) 1.5% times average eligible annual compensation for 60 months ending December 31, 1993, times years of service through December 31, 1993, plus (2) 1.5% times eligible compensation earned after 1993 to date of retirement or termination. Portions (1) and (2) of the above computation apply to Messrs. Betts, Huber and McEvoy. Portion (1) of the above computation does not apply to Messrs. Campbell and Gerke as they began employment after 1993.

Participants who are at least age 55 and have 10 or more years of service are eligible to elect a reduced early retirement benefit. Mr. Betts is the only named executive officer who was eligible for early retirement benefits under the Pension Plan on December 31, 2008. In accordance with the provisions of the Pension Plan, there is a 5% per year (.4167% per month) reduction in the participant’s accrued benefit for each year (month) the benefit commences prior to the employee’s normal retirement date. Also, in the event a participant is involuntarily terminated, not for cause, as a result of a workforce reduction, plant closing or job elimination, and the sum of the participant’s age at last birthday (no minimum age) and whole years of service (no rounding up) equals at least 75, the participant would be eligible for special early retirement benefits. There is a 2.5% per year (.2083% per month) reduction in the participant’s accrued benefit for each year (month) the special early retirement benefit commences prior to the participant’s normal retirement date.

Benefits for our named executive officers under the Pension Plan are payable only in the form of an annuity with monthly benefit payments. Lump sum payments are available to a limited number of participants in prior plans that have merged with the Pension Plan. Benefits under the Pension Plan are funded by an irrevocable tax-exempt trust.

Supplemental Executive Retirement Plan

Our SERP is an unfunded, nonqualified defined benefit pension plan. We offer the SERP (in addition to our Pension Plan) to provide benefits to our eligible employees whose benefits under the Pension Plan are limited by the restrictions of the Internal Revenue Code. Benefits under the SERP are based on each participant’s number of years of credited service and the participant’s eligible compensation. All of our named executive officers participate in the SERP.

A participant’s years of credited service under the SERP are based on the years an employee participates in the Pension Plan unless a participant has previously received a lump sum distribution of SERP benefits.

A participant’s eligible compensation under the SERP is the same as eligible compensation under our Pension Plan, but without considering the compensation limits of the Internal Revenue Code and including any deferred compensation plan deferrals made under the Sprint Nextel Executive Deferred Compensation Plan.

Our SERP provides a benefit equal to the portion of an individual’s benefit that would be accrued under our Pension Plan – at the same rate of accrual – if the Internal Revenue Code limitations on amounts of benefits and compensation under the Pension Plan were disregarded. In particular, benefits under the SERP, expressed as an annual annuity beginning at normal retirement age, are equal to (1) 1.5% times average annual compensation for 60 months ending December 31, 1993, times years of service through December 31, 1993, plus (2) 1.5% times eligible compensation earned after 1993 to date of retirement or termination, minus (3) the accumulated annual annuity provided under the Pension Plan beginning on the participant’s normal retirement age. Portions (1), (2), and (3) of the above computation apply to Messrs. Betts, Huber and McEvoy. Portion (1) of the above computation does not apply to Messrs. Campbell and Gerke as they began employment after 1993.

Participants who are at least age 55 and have 10 or more years of service are eligible to elect an early retirement benefit, which is reduced on the same basis as the benefit accrued under the Pension Plan. Mr. Betts is the only named executive officer who was eligible for early retirement benefits under the SERP on December 31, 2008.

Benefits for our named executive officers under the SERP are payable only in the form of an annuity with monthly benefit payments. Generally, no lump sum payments are available. The SERP is unfunded and maintained as a book reserve account. No funds are set aside in a trust or otherwise, thus participants in the SERP are general creditors of our company with respect to the payment of their SERP benefits.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

The following summaries and tables describe potential payments to our named executive officers upon termination of employment under each named executive officer’s existing employment agreement or our Executive Severance Plan, as applicable, and our other compensation programs. The potential payments due upon a non-change in control (“Non-CIC”) termination, termination following a change in control (“CIC”), voluntary termination, termination for cause or in the event of death or disability of the named executive officer are shown in the tables set forth below. If the named executive officer would be eligible to commence early retirement benefits under our Pension Plan, we also show the value of potential payments in connection with early retirement under the Pension Plan. The named executive officers also have outstanding equity awards, which vest or for which vesting may accelerate as a result of the various termination scenarios. Any vesting or accelerated vesting would be pursuant to the terms of the individual award agreements, which are not summarized below; however, the value of any vested awards is reflected in the tables below. The award agreements related to the various awards were included as exhibits to the Original 10-K.

Each of our named executive officers, except for Mr. Campbell, has an employment agreement with us that was assumed as part of our spin-off and each of these agreements was included as an exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the SEC on February 29, 2008. Each of the employment agreements was revised in December 2008 to comply with Section 409A of the Code and was included as an exhibit to the Original 10-K. In addition, in connection with our pending merger with CenturyTel (the “CenturyTel CIC”), Mr. Gerke’s employment agreement was amended and the amendment was attached as Exhibit 10.1 to the Form 8-K filed with the SEC on October 29, 2008 (the “Amendment”). The Amendment generally only becomes effective upon the closing of the CenturyTel CIC. Mr. Gerke’s interests in the CenturyTel merger, including the terms of his amended employment agreement, are described in detail in the Merger S-4. Mr. Campbell is a participant in our Executive Severance Plan, which was amended for compliance with Section 409A of the Code and attached as Exhibit 10.1 to our quarterly report on Form 10-Q filed with the SEC on October 30, 2008.

The amounts shown in the tables below assume that the named executive officer’s termination occurred on December 31, 2008; thus, the tables include amounts earned through that date and are estimates of the payments that would be made to the named executive officer at that time. The actual payments to be made to each named executive officer can only be determined at the time of the named executive officer’s separation from the company.

Thomas A. Gerke

CenturyTel CIC Termination. Pursuant to the Amendment, if, prior to the 60th day following the first anniversary of the closing date of the CenturyTel CIC, Mr. Gerke is terminated by CenturyTel for any reason other than Cause (as defined below) or Mr. Gerke resigns for Non-CIC Good Reason (as defined below), then Mr. Gerke will continue to receive, through the 60th day following the first anniversary of the closing date, base salary, annual incentive compensation, equity compensation and benefits no less favorable than had he continued in employment through that date, as well as the payments, benefits and other severance entitlements described below under CIC Termination beginning on the 60th day following the first anniversary of the closing date.

Non-CIC Termination. If Mr. Gerke’s employment is terminated by us other than for Cause, death or disability, or by him for Non-CIC Good Reason, he is entitled to receive:

•	Base salary payments for 18 months;

•	Prorated payment under our STI program based on actual results for the year in which the termination occurs;

•	An additional, single lump sum payment based on his target opportunity under the STI program equal to 1.5 times 80% of the target opportunity at the time of termination;

•

Reimbursement of the employer portion of the premiums paid for health, dental and life insurance coverage for 18 months, grossed up for the applicable federal and state income and other withholding taxes; and

•	Continuation of certain employee benefits and executive perquisites to the extent he has any contractual rights to receive such perquisites.

The benefits described above are conditioned on Mr. Gerke being bound by the following restrictive covenants: (a) nondisclosure of company proprietary information, (b) non-competition with a competitor of the company for 18 months following termination of employment, (c) non-solicitation of company employees, other service providers and customers for 18 months following termination of employment, (d) agreement not to solicit, assist or advise any other person to seek control of our board of directors or undertake any action that would be reasonably likely to, or is intended to, result in a change in control for 18 months following termination of employment, (e) return of company property as of the termination date, and (f) non-disparagement of the company or its officers or directors. Under Mr. Gerke’s employment agreement, Cause is defined as Mr. Gerke’s (i) willful and continued failure to substantially perform his duties, (ii) willful engagement in conduct that violates the company’s business conduct policy, (iii) willful act, or failure to act, that is injurious to the company or (iv) willful violation of any of the restrictive covenants set forth in the employment agreement. Non-CIC Good Reason is defined as (1) prior to the CenturyTel CIC, Mr. Gerke’s removal from the Chief Executive Officer position or from membership on our board of directors, and after the CenturyTel CIC, Mr. Gerke’s removal from the position as Vice-Chairman of the surviving company, (2) a reduction by 10% or more within any 24 month period of Mr. Gerke’s targeted total compensation (including base salary, equity awards and STI program payments), or (3) the requirement that Mr. Gerke be based anywhere other than the Kansas City metropolitan area.

CIC Termination. If Mr. Gerke’s employment is terminated by us within 2 years following a CIC (other than a CenturyTel CIC) other than for Cause or disability or by him for CIC Good Reason (as defined below), he is entitled to receive the compensation described under Non-CIC Termination above except that the severance period shall be 24 months following termination and the applicable lump sum STI payment would equal 2 times an amount equal to 80% of his targeted opportunity.

Payments in the event of a CIC Termination are conditioned on Mr. Gerke not breaching the restrictive covenants described above, except the restriction period for non-competition, non-solicitation of employees, customers and others, and agreement not to solicit, assist or advise to any other person to seek control of our board of directors or undertake any action that would be reasonably likely to, or is intended to, result in a change in control shall last for 24 months following termination of employment. CIC Good Reason is defined as the occurrence of one or more of the following during the 2 years following a CIC: (i) substantial adverse alteration in the nature or status of Mr. Gerke’s duties, including being removed from the position of Chief Executive Officer of the company, (ii) a reduction in Mr. Gerke’s base salary, (iii) the company’s failure to pay Mr. Gerke any portion of current compensation within 7 days of the date it is due, (iv) relocation of the company’s principal executive offices outside of the Kansas City metropolitan area or requiring Mr. Gerke to be located anywhere other than the company’s principal executive offices or requiring travel substantially inconsistent with travel obligations immediately before the CIC, (v) a substantial and involuntary adverse alteration in the physical conditions under with Mr. Gerke is expected to perform his duties, (vi) the company’s failure to continue in effect any compensation plan in which Mr. Gerke participated that is material to his total compensation or to continue to provide Mr. Gerke with benefits substantially similar in the aggregate to those he received at the time of the CIC, (vii) the company’s failure to obtain a satisfactory agreement from any successor to assume and agree to perform the obligations under the employment agreement and (viii) the company’s attempt to terminate Mr. Gerke’s employment without following the procedures for termination set forth in the employment agreement.

Pursuant to the Amendment, with respect to a CenturyTel CIC, Mr. Gerke will be permitted to provide notice of termination of employment for CIC Good Reason only during the 60-day period commencing on the first anniversary of the CenturyTel CIC closing date, and such termination will only be effective for an actual termination of employment that occurs at least 60 days and no more than 180 days after the first anniversary of the closing date.

Other Terminations. If Mr. Gerke’s employment is terminated by us for Cause or on account of his death or disability, or voluntarily by him, he is entitled to receive his prorated base salary, payments under our STI program and accrued vacation through his last day of employment and other benefits in accordance with the terms of our applicable employee benefit plans, but he is not entitled to the severance compensation described above.

Assuming that Mr. Gerke’s employment was terminated under each of these circumstances on December 31, 2008, such payments and benefits have an estimated value of:

Termination Event	Severance Payments	STI Program Payments (1)	Value of Vested Equity Awards (2)	Accrued Benefits (3)	Additional Arrangements under Employment Agreement Amendment(4)	Total
Non-CIC Termination	$1,350,000	$1,932,045	$1,876,089	$666,775	0	$5,824,909
CIC Termination	1,800,000	2,292,045	3,621,136	707,459	0	8,420,640
CenturyTel CIC Termination	1,800,000	2,292,045	3,621,136	707,459	$4,818,890	13,239,530
Death	0	852,045	3,621,136	385,327	0	4,858,508
Disability	0	852,045	3,621,136	1,520,406	0	5,993,587
For Cause	0	0	0	233,811	0	233,811
Voluntary	0	852,045	0	522,242	0	1,374,287

1.	Includes payment made under our STI program in 2009 for 2008 performance and estimated STI replacement payments to be made in connection with the severance period.
2.	Value represents (a) the value of RSUs (at target opportunity levels), including accrued dividend equivalents through December 31, 2008 and (b) the intrinsic value of stock options, that continue to vest during the applicable severance period and that, in the case of a CIC termination, death or disability, accelerate vest, each value calculated using the December 31, 2008 closing price on the New York Stock Exchange of Embarq common stock ($35.96). The value of any performance based RSUs assumes vesting at the target opportunity level for each award. Actual payouts of these RSUs may vary based on the achievement of performance objectives. See “2009 Compensation Decisions – LTI Award Performance Adjustments.” These amounts do not include the value of RSUs granted in February 2009 in connection with our 2009 LTI program, as described in “2009 Compensation Decisions – 2009 Long Term Incentive Program.”
3.	Includes as applicable, estimated present value of pension benefit, and value of accrued, but unused vacation and outplacement benefits. Also includes annual amount of company contributions for health and welfare benefits for disability termination and amounts reimbursed (including a tax gross-up) during the severance period for non-CIC and CIC terminations for the employer portion of the health, dental and life insurance premiums.
4.	In accordance with the Amendment, which becomes effective only upon the closing of the merger with CenturyTel, Mr. Gerke would be entitled to receive the continuation of base salary and annual incentive compensation through the period ending 60 days following the one-year anniversary of the closing, the value of which is estimated to be $2,095,890, (ii) the continuation of welfare benefits (estimated value of $23,000) and (iii) an annual equity award grant during such period at the current target opportunity level of $2,700,000.

Gene M. Betts, Dennis G. Huber and Thomas J. McEvoy

Non-CIC Termination. If Mr. Betts’, Mr. Huber’s or Mr. McEvoy’s employment is terminated by us other than for Cause (as defined below), death or disability or by him in the event of Constructive Discharge (as defined below) – whether or not there has been a CIC – Mr. Betts, Mr. Huber and Mr. McEvoy are each entitled to receive:

•	18 months of base salary payments and prorated incentive payments under our STI program based on actual results up to his target opportunity;

•

Reimbursement of the employer portion of the premiums for health, dental and life insurance coverage for 18 months, grossed up for the applicable federal and state income and other withholding taxes; and

•	Continuation of certain employee benefits and executive perquisites to the extent he has any contractual rights to receive such perquisites.

As a condition to receiving the benefits described above, Mr. Betts, Mr. Huber and Mr. McEvoy each agree that they will be bound by the following restrictive covenants for 18 months following termination of employment: non-disclosure of confidential information, non-competition with a competitor of the company and non-solicitation of employees. Mr. McEvoy will also be bound by non-solicitation of customers for 18 months following termination of employment. Mr. Betts, Mr. Huber and Mr. McEvoy are each required to return company property upon termination of employment.

For purposes of the employment agreements for Mr. Betts, Mr. Huber or Mr. McEvoy, Cause is generally defined as conduct that reflects adversely on the executive’s honesty, or the executive’s willful engagement in conduct that is demonstrably and materially injurious to his employer. Constructive Discharge is generally defined as a material diminution in the executive’s authority, duties, responsibilities, status or position, or a material diminution in the executive’s targeted total compensation (i.e., a reduction of more than 10% other than an across the board reduction for other similarly situated officers of the company).

CIC Termination. If Mr. Betts’, Mr. Huber’s or Mr. McEvoy’s employment is terminated by us within one year following a CIC, other than for Cause, death or disability, or by him in the event of Constructive Discharge or a relocation of his office from the greater Kansas City area, he is entitled to receive the compensation described under Non-CIC Termination above and he will not be bound by the restrictive covenants set forth above except for the non-disclosure of confidential information.

Other Terminations. If Mr. Betts’, Mr. Huber’s or Mr. McEvoy’s employment is terminated by us for Cause or on account of his death or disability, or voluntarily by him, he is entitled to receive benefits in accordance with the terms of our applicable employee benefit plans, but is not entitled to the compensation described above.

Assuming that Mr. Betts’ employment was terminated under each of these circumstances on December 31, 2008, such payments and benefits have an estimated value of:

Termination Event	Severance Payments	STI Program Payments (1)	Value of Vested Equity Awards (2)	Accrued Benefits (3)	Total
Non-CIC Termination	$825,000	$1,126,400	$1,644,204	$1,682,468	$5,278,072
CIC Termination	825,000	1,126,400	2,516,718	1,995,454	6,463,572
Death	0	466,400	2,516,718	1,862,106	4,845,224
Disability	0	466,400	2,516,718	2,285,117	5,268,235
For Cause	0	0	0	475,161	475,161
Voluntary	0	466,400	540,471	1,356,782	2,363,653

1.	Includes payment made under our STI program in 2009 for 2008 performance and estimated STI replacement payments to be made in connection with the severance period.
2.	Value represents (a) the value of RSUs (at target opportunity levels), including accrued dividend equivalents through December 31, 2008 and (b) the intrinsic value of stock options, that continue to vest during the applicable severance period and that, in the case of a CIC termination, death or disability, accelerate vest, or accelerate vest as a result of retirement eligibility, each value calculated using the December 31, 2008 closing price on the New York Stock Exchange of Embarq common stock ($35.96). The value of any performance based RSUs assumes vesting at the target opportunity level for each award. Actual payouts of these RSUs may vary based on the achievement of performance objectives. See “2009 Compensation Decisions – LTI Award Performance Adjustments.” These amounts do not include the value of RSUs granted in February 2009 in connection with our 2009 LTI program, as described in “2009 Compensation Decisions – 2009 Long Term Incentive Program.”
3.	Includes as applicable, estimated present value of pension benefit, value of Key Management Benefit Plan benefit, and value of accrued, but unused vacation and outplacement benefits. Also includes annual amount of company contributions for health and welfare benefits for disability termination, amounts payable upon early retirement, and amounts reimbursed (including a tax gross-up) during the severance period for Non-CIC and CIC terminations for the employer portion of the health, dental and life insurance premiums. The Key Management Benefit Plan provides an in-service death benefit if a participant dies before retirement and a survivor benefit in the event of the death of a participant during retirement or, in the alternative, a supplemental retirement benefit. Mr. Betts has elected to receive, upon his retirement from the company, a supplemental retirement benefit in the form of two lump sum distributions, which, in the aggregate, will be actuarially equivalent to the survivor benefit.
4.	The Voluntary scenario assumes that Mr. Betts elected to begin his early retirement benefit immediately following his termination of employment. If Mr. Betts elects to receive his pension benefits beginning at age 65, the value reported as accrued benefits would be reduced by approximately $61,000.

Assuming that Mr. Huber’s employment was terminated under each of these circumstances on December 31, 2008, such payments and benefits have an estimated value of:

Termination Event	Severance Payments	STI Program Payments (1)	Value of Vested Equity Awards (2)	Accrued Benefits (3)	Total
Non-CIC Termination	$607,500	$622,082	$742,554	$468,748	$2,440,884
CIC Termination	607,500	622,082	1,176,842	468,748	2,875,172
Death	0	257,581	1,176,842	361,796	1,796,219
Disability	0	257,581	1,176,842	1,486,329	2,920,752
For Cause	0	0	0	224,611	224,611
Voluntary	0	287,581	0	387,576	645,157

1.	Includes payment made under our STI program in 2009 for 2008 performance and estimated STI replacement payments to be made in connection with the severance period.
2.	Value represents (a) the value of RSUs (at target opportunity levels), including accrued dividend equivalents through December 31, 2008 and (b) the intrinsic value of stock options, that continue to vest during the applicable severance period and that, in the case of a CIC termination, death or disability accelerate vest, each value calculated using the December 31, 2008 closing price on the New York Stock Exchange of Embarq common stock ($35.96). The value of any performance based RSUs assumes vesting at the target opportunity level for each award. Actual payouts of these RSUs may vary based on the achievement of performance objectives. See “2009 Compensation Decisions – LTI Award Performance Adjustments.” These amounts do not include the value of RSUs granted in February 2009 in connection with our 2009 LTI program, as described in “2009 Compensation Decisions – 2009 Long Term Incentive Program.”
3.	Includes as applicable, estimated present value of pension benefit, and value of accrued, but unused vacation and outplacement benefits. Also includes annual amount of company contributions for health and welfare benefits for disability termination, and amounts reimbursed (including a tax gross-up) during the severance period for Non-CIC and CIC terminations for the employer portion of the health, dental and life insurance premiums.

Assuming that Mr. McEvoy’s employment was terminated under each of these circumstances on December 31, 2008, such payments and benefits have an estimated value of:

Termination Event	Severance Payments	STI Program Payments (1)	Value of Vested Equity Awards (2)	Accrued Benefits (3)	Total
Non-CIC Termination	$627,000	$750,080	$1,415,892	$1,001,892	$3,794,864
CIC Termination	627,000	750,080	1,949,075	1,001,892	4,328,047
Death	0	310,580	1,949,075	389,208	2,648,863
Disability	0	310,580	1,949,075	1,476,568	3,736,223
For Cause	0	0	0	293,615	293,615
Voluntary	0	310,580	0	471,552	782,132

1.	Includes payment made under our STI program in 2009 for 2008 performance and estimated STI replacement payments to be made in connection with the severance period.
2.	Value represents (a) the value of RSUs (at target opportunity levels), including accrued dividend equivalents through December 31, 2008 and (b) the intrinsic value of stock options, that continue to vest during the applicable severance period and that, in the case of a CIC termination, death, disability or retirement eligibility, accelerate vest, each value calculated using the December 31, 2008 closing price on the New York Stock Exchange of Embarq common stock ($35.96). The value of any performance based RSUs assumes vesting at the target opportunity level for each award. Actual payouts of these RSUs may vary based on the achievement of performance objectives. See “2009 Compensation Decisions – LTI Award Performance Adjustments.” These amounts do not include the value of RSUs granted in February 2009 in connection with our 2009 LTI program, as described in “2009 Compensation Decisions – 2009 Long Term Incentive Program.”

3.	Includes as applicable, estimated present value of pension benefit and value of accrued, but unused vacation and outplacement benefits. Also includes annual amount of company contributions for health and welfare benefits for disability termination, amounts payable due to retirement eligibility and amounts reimbursed (including a tax gross-up) during the severance period for Non-CIC and CIC terminations for the employer portion of the health, dental and life insurance premiums.

Harrison S. Campbell

In return for agreeing to certain restrictive covenants and executing a release in connection with termination of employment, Mr. Campbell, the only named executive officer covered by our Executive Severance Plan, is entitled to receive the following:

Non-CIC Termination. If Mr. Campbell’s employment is terminated by us other than for Cause (as defined below), death or disability, or as a result of his refusal to accept a Non-Comparable Position (as defined below), he is eligible to receive:

•	Base salary payments for a period of 52 weeks;

•	An additional, single lump sum payment based on his target opportunity under the STI program equal to 80% of the target opportunity at the time of termination; and

•

Continuation of, or reimbursement (grossed up for the applicable federal and state income and other withholding taxes) for the employer portion of premiums to continue, certain employee benefits under the applicable benefit plans.

CIC Termination. If Mr. Campbell’s employment is terminated by us within 6 months before or 12 months following a CIC other than for Cause, death or disability, or by him for Good Reason (as defined below) during that same time period, he is entitled to receive the compensation described under Non-CIC Termination above with the exception that his base salary payments will continue for a severance period of 104 weeks and he will receive the equivalent of 2 of the STI- related payments as described under Non-CIC Termination.

Other Terminations. If Mr. Campbell’s employment is terminated by us for Cause or on account of his death or disability, or voluntarily by him, he is not eligible for severance benefits but is entitled only to those benefits (if any) as may be available under the applicable benefit plans at the time of termination.

As a condition to receiving severance benefits described above, Mr. Campbell is bound by the same restrictive covenants set forth above with respect to Mr. Gerke, except that the restriction period for non-competition, non-solicitation of employees, customers and others, and the agreement not to solicit, assist or advise any other person to seek control of our board of directors or undertake any action that would be reasonably likely to, or is intended to, result in a change in control, shall last for 52 weeks following termination of employment in the case of a non-CIC termination and for 104 weeks following termination of employment in the case of a CIC termination. Under the Executive Severance Plan, Cause is defined as the named executive officer’s (i) willful and continued failure to substantially perform his duties, (ii) willful engagement in conduct that is a serious violation of the company’s business conduct policy, (iii) willful engagement in conduct that is demonstrably and materially injurious to the company or (iv) willful violation of the restrictive covenants. Good Reason is defined as (1) a substantial adverse alteration in the nature or status of duties from those immediately before the CIC or any reduction in job grade or tier, (2) a base salary reduction of more than 10% (except an across the board reduction in the individual’s job tier) of the base salary in effect on the date of the CIC, (3) a total incentive compensation opportunity reduction of more than 20% (except an across the board reduction in the individual’s job tier) of the total incentive compensation opportunity in effect on the date of the CIC, (4) a relocation of principle place of business of more than 75 miles from the current location, (5) the company’s failure to provide the employee with retirement, health, welfare and fringe benefits substantially similar in the aggregate to those in which he was participating at the time of the CIC (except for an across the board reduction similarly affecting all eligible employees of the company). Non-Comparable Position is defined as a new job position offer that reflects clauses (2), (3) and (4) of the definition of Good Reason set forth above.

Assuming that Mr. Campbell’s employment was terminated under each of these circumstances on December 31, 2008, such payments and benefits have an estimated value of:

Termination Event	Severance Payments	STI Program Payments (1)	Value of Vested Equity Awards (2)	Accrued Benefits (3)	Total
Non-CIC Termination	$418,000	$544,980	$813,015	$313,018	$2,089,013
CIC Termination	836,000	779,380	1,835,225	351,067	3,801,672
Death	0	310,580	1,835,225	268,987	2,414,792
Disability	0	310,580	1,835,225	1,108,055	3,253,860
For Cause	0	0	0	139,706	139,706
Voluntary	0	310,580	0	257,405	567,985

1.	Includes payment made under our STI program in 2009 for 2008 performance and estimated STI replacement payment to be made at the end of the severance period.
2.	Value represents (a) the value of RSUs (at target opportunity levels), including accrued dividend equivalents through December 31, 2008 and (b) the intrinsic value of stock options, that continue to vest during the applicable severance period and that, in the case of a CIC termination, death and disability only, accelerate vest, each value calculated using the December 31, 2008 closing price on the New York Stock Exchange of Embarq common stock ($35.96). The value of any performance based RSUs assumes vesting at the target opportunity level for each award. Actual payouts of these RSUs may vary based on the achievement of performance objectives. See “2009 Compensation Decisions – LTI Award Performance Adjustments.” These amounts do not include the value of RSUs granted in February 2009 in connection with our 2009 LTI program, as described in “2009 Compensation Decisions – 2009 Long Term Incentive Program.”
3.	Includes as applicable, estimated present value of pension benefit, and value of accrued, but unused vacation and outplacement benefits. Also includes annual amount of company contributions for health and welfare benefits for disability termination and for Non-CIC and CIC terminations up to 39 weeks during applicable severance period, as well as amounts reimbursed (including a tax gross-up) for the employer portion of the health and dental premiums paid by the named executive officer for the remainder of the applicable severance period after 39 weeks, and amounts reimbursed (including a tax gross-up) for life insurance premiums during the entire severance period.

COMPENSATION OF DIRECTORS

Our director compensation program, approved by our Board of Directors, pays each non-employee director: (1) an annual cash retainer of $50,000, and (2) a fee equal to $1,500 for each Board meeting (or any meeting of a Board committee on which a non-employee director is a member or an invited guest) that the eligible director personally attends, and $750 for each meeting that the eligible director attends by telephone. Our Audit Committee Chair receives an additional annual retainer of $15,000 and any other committee Chair (including the Chair of any special committee) receives an additional annual retainer of $10,000. All cash compensation is paid quarterly and all retainers are prorated for the period of service provided during the quarter. In February 2008, our Board of Directors determined that our Non-Executive Chairman will receive an additional annual RSU award with a grant date fair value of $200,000 to be awarded on or about the date of the annual meeting of shareholders.

Our director compensation program also provides each of our non-employee directors:

•

An award of RSUs with a grant date fair value of $150,000 in connection with his or her initial election to the Board of Directors, which vest in full upon our third regular annual meeting of shareholders following the grant date and with prorated acceleration of vesting in the event of a change in control or the director’s death, disability, retirement, or involuntary separation from the Board;

•

An award of RSUs with a grant date fair value of $75,000, on or about the date of each annual meeting of shareholders, which vest in full one year following the grant date. With respect to this annual RSU grant, vesting also will be accelerated in full in the event of a change in control or the director’s death, disability, retirement, or involuntary separation from the Board; and

•

An annual telecommunications allowance of up to $6,000, which covers services, equipment and tax gross-ups. We provide this allowance so that our directors will have an opportunity to use and provide feedback on our products and services.

Our director compensation program will remain in effect until changed by our Board of Directors. The program is reviewed annually.

2008 Director Compensation Table

The following tables set forth the compensation paid to our non-employee directors during 2008, including a breakdown of fees.

Name	Fees Earned or Paid in Cash	Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($) (1)	Total ($)
Peter C. Brown	$85,250	$142,308	(2)	$0	$0	$0	$0	$227,558
Steven A. Davis	74,750	142,308	(2)	0	0	0	5,796	222,854
Richard A. Gephardt	73,250	104,081	(3)	0	0	0	0	177,331
John P. Mullen	68,000	142,308	(2)	0	0	0	0	210,308
William A. Owens	98,250	286,253	(4)	0	0	0	2,837	387,340
Dinesh C. Paliwal	71,000	142,308	(2)	0	0	0	483	213,791
Stephanie M. Shern	107,000	142,308	(2)	0	0	0	2,545	251,853
Laurie A. Siegel	95,865	142,308	(2)	0	0	0	3,034	241,207

1.	Reflects concessions for telecommunications usage, which include handset lease, usage charges and a reimbursement for taxes paid related to 2007 telecommunications services that was paid in 2008. The reported amount does not reflect reimbursements or tax gross-ups paid in 2009 with respect to the 2008 telecommunications concession.

2.	Amounts reported are the dollar amounts recognized for financial statement reporting purposes with respect to the fiscal year in accordance with SFAS 123R. These amounts include the expense recognized in 2008 for the grant of 1,879 RSUs on May 1, 2008; 1,382 RSUs on April 27, 2007 and 3,720 RSUs on July 26, 2006. The number of RSUs granted on May 1, 2008 was determined using a grant date value of $75,000 based on the Compensation Committee’s methodology discussed in “Other Matters – Equity Grant Practices” above. The SFAS 123R grant date fair value of each May 1, 2008 equity grant was $80,947. Assumptions made in the SFAS 123R valuation of the RSUs granted to our directors are described in detail in Footnote 7 to the Consolidated Financial Statements included as part of the Annual Report on Form 10-K for the year ended December 31, 2008. At December 31, 2008, each of the directors indicated held 5,599 unvested RSUs.
3.	Amount reported is the dollar amount recognized for financial statement reporting purposes with respect to the fiscal year in accordance with SFAS 123R. This amount includes the expense recognized in 2008 for grant of 1,879 RSUs on May 1, 2008 and 2,395 RSUs on August 3, 2007. The number of RSUs granted on May 1, 2008 was determined using a grant date value of $75,000 using the Compensation Committee’s methodology discussed in “Other Matters – Equity Grant Practices” above. The SFAS 123R grant date fair value of the equity grant was $80,947. Assumptions made in the SFAS 123R valuation of the RSUs granted to our directors are described in detail in Footnote 7 to the Consolidated Financial Statements included as part of the Annual Report on Form 10-K for the year ended December 31, 2008. At December 31, 2008, Mr. Gephardt held 4,274 unvested RSUs.
4.	Amount reported is the dollar amount recognized for financial statement reporting purposes with respect to the fiscal year in accordance with SFAS 123R. This amount includes the expense recognized in 2008 for the grant of 1,879 RSUs representing the regular annual grant and an additional grant of 5,012 RSUs representing the Non-Executive Chairman award on May 1, 2008; 1,382 RSUs on April 27, 2007; and 3,720 RSUs on July 26, 2006. The number of RSUs granted on May 1, 2008 was determined using a grant date value of $75,000 for the regular annual award and $200,000 for the Non-Executive Chairman award based on the Compensation Committee’s methodology discussed in “Other Matters – Equity Grant Practices” above. The SFAS 123R grant date fair values of the grants on May 1, 2008 were $80,947 and $215,917, respectively. Assumptions made in the SFAS 123R valuation of the RSUs granted to our directors are described in detail in Footnote 7 to the Consolidated Financial Statements included as part of the Annual Report on Form 10-K for the year ended December 31, 2008. At December 31, 2008, Mr. Owens held 10,611 unvested RSUs.

Individual Fees Table

	Meetings					Retainers
Name	Board	Audit Committee	Compen- sation Committee	Nominating & Corporate Governance Committee	CEO Committee	Director	CEO Committee Chair (pro-rated)	Audit Committee Chair	Compen- sation Committee Chair	Nominating & Corporate Governance Committee Chair	Total ($)
Peter C. Brown	$12,750	$11,250	750	$4,500	$6,000	$50,000	$0	$0	$0	$0	$85,250
Steven A. Davis	12,750	11,250	750	0	0	50,000	0	0	0	0	74,750
Richard A. Gephardt	11,250	1,500	7,500	3,000	0	50,000	0	0	0	0	73,250
John P. Mullen	9,000	8,250	750	0	0	50,000	0	0	0	0	68,000
William A. Owens	12,750	6,750	8,250	4,500	6,000	50,000	0	0	0	10,000	98,250
Dinesh C. Paliwal	11,250	1,500	8,250	0	0	50,000	0	0	0	0	71,000
Stephanie M. Shern	12,750	11,250	10,500	0	7,500	50,000	0	15,000	0	0	107,000
Laurie A. Siegel	12,000	0	10,500	4,500	6,750	50,000	2,115	0	10,000	0	95,865

Compensation Committee Interlocks and Insider Participation

During 2008, no Compensation Committee member (1) was an Embarq officer or employee, (2) was a former Embarq officer or employee, or (3) had any relationships requiring disclosure under the SEC’s rules requiring disclosure of certain relationships and related party transactions. During 2008, none of our executive officers served as a member of the board of directors or compensation committee of any entity that had one or more executive officers serving on our Board of Directors or Compensation Committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Stock Ownership Information

Stock Ownership of Certain Beneficial Owners

The following table sets forth information regarding known beneficial owners of 5 percent or more our outstanding common stock as of December 31, 2008.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class	Percent of Vote
Capital Research Global Investors 333 South Hope Street Los Angeles, CA 90074	16,821,080	(1)	11.81%	11.75%
Barclay’s Global Investors 400 Howard Street San Francisco, CA 94105	9,327,906	(2)	6.55%	5.65%
Vanguard Group 100 Vanguard Boulevard Malvern, PA 19355	7,286,648	(3)	5.12%	0.11%

1.	Beneficial and percentage ownership is based on information contained in the Schedule 13G/A filed with the SEC on February 13, 2009 by Capital Research Global Investors on behalf of itself. The Schedule 13G contains the following information regarding beneficial ownership of shares: Capital Research Global Investors has sole voting power with respect to 16,736,080 shares and sole dispositive power with respect to 16,821,080 shares.
2.

Beneficial and percentage ownership is based on information contained in the Schedule 13G filed with the SEC on February 5, 2009 by Barclay’s Global Investors on behalf of itself and affiliated persons and entities. The Schedule 13G contains the following information regarding beneficial ownership of shares: Barclay’s Global Investors has sole voting power with respect to 4,587,416 shares and sole dispositive power with respect to 5,745,669 shares; Barclay’s Global Fund Advisors has sole voting power with respect to 2,152,370 shares and sole dispositive power with respect to 2,161,261 shares; Barclay’s Global Investors LTD has sole voting power with respect to 689,476 shares and sole dispositive power with respect to 809,426 shares; Barclay’s Global Investors Japan Limited has sole voting power with respect to 453,637 shares and sole dispositive power with respect to 453,637 shares; Barclay’s Global Investors Canada Limited has sole voting power with respect to 154,361 shares and sole dispositive power with respect to 154,361 shares; and, Barclay’s Global Investors Australia Limited has sole voting power with respect to 3,552 shares and sole dispositive power with respect to 3,552 shares.

3.	Beneficial and percentage ownership is based on information contained in the Schedule 13G filed with the SEC on February 13, 2009 by The Vanguard Group, Inc. on behalf of itself and affiliated persons and entities. The Schedule 13G contains the following information regarding beneficial ownership of shares: The Vanguard Group, Inc. has sole voting power with respect to 162,433 shares and sole dispositive power with respect to 7,286,648 shares.

Stock Ownership of Directors and Executive Officers

In general, “beneficial ownership” includes those shares a director, director nominee, or executive officer has sole or shared power to vote or dispose, and shares underlying stock options that are exercisable currently or within 60 days and RSUs that are expected to vest within 60 days. The table below shows the number of shares of common stock beneficially owned on March 31, 2009, by our directors and executive officers.

Name of Beneficial Owner	Common Stock	Shares Underlying Exercisable Stock Options and RSUs Vesting on or before May 31, 2009	Percent of Class	Shares Represented by RSUs (1)
Gene M. Betts	33,627	162,334	*	88,524
Peter C. Brown	1,382	5,599	*	0
Harrison S. Campbell	27,213	108,324	*	56,412
Steven A. Davis	1,382	5,599	*	0
Richard A. Gephardt	0	1,879	*	2,395
Thomas A. Gerke	57,605	227,601	*	130,893
Dennis G. Huber	21,914	75,269	*	34,462
Thomas J. McEvoy	34,329	218,307	*	56,412
John P. Mullen	1,382	5,599	*	0
William A. Owens	1,382	10,611	*	0
Dinesh C. Paliwal	1,382	5,599	*	0
Stephanie M. Shern	2,243	5,599	*	0
Laurie A. Siegel	1,382	5,599	*	0

Directors and Executive Officers as a group (17 persons)	231,341	1,033,728	*	447,954

*	Less than 1 percent

1.	Represents unvested RSUs with respect to which we expect to issue the underlying shares of our common stock after the RSUs vest. There are no voting rights with respect to these RSUs. These amounts do not include any RSUs represented in column 2. Any RSUs included in these amounts that are subject to performance adjustment are reflected at target opportunity levels.

Change in Control

As more fully described under Item 1 in the Original 10-K, on October 26, 2008, Embarq and CenturyTel entered into an Agreement and Plan of Merger whereby a wholly owned subsidiary of CenturyTel, will merge with and into us. As a result of the merger, we will continue as a wholly owned subsidiary of CenturyTel. On January 27, 2009, the shareholders of Embarq and CenturyTel approved the matters required to complete the transaction as proposed in the merger agreement.

Equity Compensation Plan Information

The following table provides information about Embarq’s equity compensation plans as of December 31, 2008.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column 1)
Equity compensation plans approved by shareholders (1)	7,942,399	(2)	$54.74	(3)	16,803,917	(4)(5)
Equity compensation plans not approved by shareholders	—		—		—

Total	7,942,399	(2)	$54.74	(3)	16,803,917	(4)(5)

1.	In May 2008, our stockholders approved the Embarq Corporation 2008 Equity Incentive Plan (“2008 Plan”) and the Embarq Corporation 2008 Employee Stock Purchase Plan (the “ESPP”). In connection with our spin-off from Sprint Nextel, our former parent and sole shareholder approved the Embarq Corporation 2006 Equity Incentive Plan (the “2006 Plan”). The 2006 Plan and 2008 Plan provide for the grant of stock options, RSUs and other equity-based awards to Embarq employees and outside directors. The 2006 Plan governed the issuance of stock options to Embarq employees who held Sprint Nextel stock options before the spin-off from Sprint Nextel and the issuance of RSUs that were granted to holders of Sprint Nextel RSUs in connection with the spin-off. The 2008 Plan replaces the 2006 Plan for future grants, with the exception of additional RSUs that may be issued in connection with performance adjustments to previous RSU awards. Under the ESPP, each eligible employee may purchase common stock at quarterly intervals at a purchase price per share equal to 90% of the market value on the last business day of the quarterly offering period.
2.	Total includes 6,697,442 shares to be issued upon exercise of outstanding stock options, 1,244,957 shares to be issued upon the vesting of RSUs. Excludes any purchase rights accruing under the ESPP.

3.	The weighted average exercise price does not take into account the shares of common stock issuable upon vesting of RSUs issued under the 2006 Plan or the 2008 Plan. These restricted stock units have no exercise price.
4.	Total includes 1,000,000 shares available under the 2006 Plan, reserved to satisfy remaining performance adjustments to RSU awards made under this plan, 14,999,400 shares available under the 2008 Plan and 804,517 shares available under the ESPP.
5.	The 2008 Plan uses the following share counting method: stock options and stock appreciation rights count as one share; restricted stock, RSUs and other stock units count as 3 shares. The total amount shown above reflects the shares available utilizing this method for awards that were granted before December 31, 2008 and assumes that any awards granted after December 31, 2008 are counted as one share.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Review and Approval of Transactions with Related Parties

Our Nominating and Corporate Governance Committee is responsible for implementing our Related Person Transactions Policy, as adopted by the Board of Directors. The written policy provides that our Nominating and Corporate Governance Committee will review any contemplated or planned transaction or arrangement with us or any of our controlled subsidiaries where (1) one of our directors, director nominees, executive officers, holders of more than 5% of our common stock, or any of their immediate family members has a material interest, and (2) the amount involved exceeds $100,000, except for transactions within certain pre-approved categories. The Nominating and Corporate Governance Committee will review the relevant details of the transaction submitted to it under the policy and may approve only those transaction it finds to be consistent with the best interests of Embarq and our shareholders.

Director Independence

Our Corporate Governance Guidelines require that at least two-thirds of our directors be independent in accordance with the listing standards of the NYSE. Our Board of Directors annually examines and makes a determination of each director’s independence based on criteria set forth in the NYSE listing standards, as well as our Corporate Governance Guidelines. Our Board of Directors considers all relevant circumstances when examining director independence.

Some of our directors are employed by companies with which we do business in the ordinary course, either as a service provider, a customer or both. As required under the NYSE listing standards and our Corporate Governance Guidelines, our Board of Directors examined the amount spent by Embarq with those companies and by those companies with Embarq. Because in all cases the amount spent fell far below the threshold established in the NYSE listing standards and in our Corporate Governance Guidelines, our Board of Directors concluded that the amounts spent did not create a material relationship with us that would interfere with the exercise by any of these directors of his or her independent judgment.

Our Board of Directors also examined our directors’ memberships on other public company boards and private company, civic and not-for-profit boards, as well as those memberships of our executive officers, and did not find any relationships that our Board of Directors believed would prevent any director from exercising his or her independent judgment. Similarly, our Board of Directors examined the charitable donations we made in 2008 and did not find any donations that our Board of Directors believed would prevent any director from exercising his or her independent judgment.

After considering all relevant circumstances, our Board of Directors determined that all of our current directors, except Mr. Gerke, are independent under the NYSE listing standards and our Corporate Governance Guidelines.

Item 14. Principal Accountant Fees and Services.

Fees Paid to KPMG LLP

The following summary describes the fees billed or expected to be billed to us by KPMG LLP for professional services rendered for the fiscal years ended December 31, 2007 and 2008.

Audit Fees. For professional services rendered for the audit of our consolidated financial statements and financial statements of certain subsidiaries and the review of interim financial statements included in our quarterly reports on Form 10-Q, fees were $4,147,090 in 2007 and $2,925,000 in 2008.

Audit-Related Fees. For professional audit-related services rendered, fees were $30,700 in 2007 and $64,050 in 2008. Audit-related services generally included other attestation services in both 2007 and 2008 and services related to our proposed merger with CenturyTel in 2008.

Tax Fees and All Other Fees. For professional tax services rendered related to tax compliance, fees were $24,939 in 2008. KPMG LLP did not perform any professional tax services in 2007, or any other services in addition to those described above in either 2007 or in 2008.

Pursuant to the requirements of the Sarbanes-Oxley Act of 2002, the Audit Committee has adopted policies and procedures concerning our independent registered public accounting firm, including the pre-approval of services to be provided. The Audit Committee is responsible for the pre-approval of all audit, audit-related, tax and non-audit services to be provided by the independent registered public accounting firm. The Audit Committee may delegate pre-approval authority to one or more of its members, provided, that details of any of services provided under any delegation are provided to the full Audit Committee at its next meeting. Our independent registered public accounting firm is generally prohibited from providing certain non-audit services, which is more restrictive than the regulations implementing the Sarbanes-Oxley Act. Any permissible non-audit service must be specifically pre-approved in advance by the Audit Committee.

In 2007 and 2008, 100% of the services provided by KPMG LLP to us and our subsidiaries were pre-approved in accordance with the Audit Committee’s established policies and procedures.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) The following exhibits are filed as part of this Amendment:

3.	Exhibits:

Exhibit	Description
31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMBARQ CORPORATION (Registrant)

By	/s/ Gene M. Betts
Gene M. Betts
Chief Financial Officer

Dated: April 29, 2009

EXHIBIT INDEX

Exhibit	Description
31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a).