Form 10-Q
period 2009-03-31
Embarq CORP
filed 2009-05-07
CIK 1350031

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file these reports), and (2) has been subject to these filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

SHARES OUTSTANDING AT MAY 5, 2009:

COMMON STOCK: 142,852,733

EMBARQ CORPORATION

PART I – FINANCIAL INFORMATION

Item  1. Financial Statements

EMBARQ CORPORATION

CONSOLIDATED BALANCE SHEETS

(millions, except per share data)

	As of March 31, 2009	As of December 31, 2008
	(Unaudited)
Assets
Current assets
Cash and equivalents	$95	$107
Accounts receivable, net of allowance for doubtful accounts of $55 and $57	444	520
Materials, supplies and inventory, net	51	93
Deferred tax assets	72	89
Prepaid expenses and other current assets	70	81

Total current assets	732	890
Gross property, plant and equipment	20,960	21,081
Accumulated depreciation	(13,709)	(13,670)

Net property, plant and equipment	7,251	7,411
Goodwill	25	27
Other assets	43	43

Total	$8,051	$8,371

Liabilities and Stockholders’ Equity
Current liabilities
Current maturities of long-term debt	$2	$2
Accounts payable	245	308
Payroll and employee benefits	196	222
Accrued operating taxes	86	78
Deferred revenue	175	184
Accrued interest	139	58
Other current liabilities	52	44

Total current liabilities	895	896
Noncurrent liabilities
Long-term debt	5,288	5,743
Deferred income taxes	872	793
Benefit plan obligations	1,332	1,341
Other noncurrent liabilities	191	206

Total noncurrent liabilities	7,683	8,083
Stockholders’ equity
Preferred stock, $.01 par value; 200 shares authorized; no shares issued	—	—
Common stock, $.01 par value; 1,250 shares authorized; 154.6 and 154.2 shares issued; 142.8 and 142.4 shares outstanding	2	2
Paid-in capital	(193)	(193)
Retained earnings	1,062	986
Accumulated other comprehensive loss	(898)	(903)
Treasury stock, 11.8 shares held in treasury	(500)	(500)

Total stockholders’ equity	(527)	(608)

Total	$8,051	$8,371

See accompanying Condensed Notes to Consolidated Financial Statements (Unaudited)

EMBARQ CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

(millions, except per share data)

	Year to Date March 31,
	2009	2008
Net Operating Revenues	$1,346	$1,456
Operating Expenses
Cost of services and products	363	422
Selling, general and administrative	329	348
Depreciation	244	250

Total operating expenses	936	1,020

Operating Income	410	436
Interest expense	(96)	(104)
Other income (expense), net	1	1

Income From Continuing Operations Before Income Taxes	315	333
Income tax expense	(115)	(119)

Income From Continuing Operations	200	214
Loss from discontinued operations (net of income taxes)	(2)	(2)
Loss on sale of discontinued operations (net of income taxes)	(24)	—

Net Income	$174	$212
Amortization (net of income taxes) of:
Employee benefit plans prior service cost and actuarial losses	6	1
Cash flow derivative	(1)	(1)

Comprehensive Income, Net of Income Taxes	$179	$212

Basic Earnings per Common Share
Continuing operations	$1.40	$1.39
Discontinued operations	(0.18)	(0.01)

Total	$1.22	$1.38

Diluted Earnings per Common Share
Continuing operations	$1.39	$1.38
Discontinued operations	(0.18)	(0.01)

Total	$1.21	$1.37

Weighted Average Common Shares Outstanding
Basic	143.2	153.8
Potentially dilutive shares under equity incentive plans	0.3	0.5

Diluted	143.5	154.3

See accompanying Condensed Notes to Consolidated Financial Statements (Unaudited)

EMBARQ CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(millions)

	Year to Date March 31,
	2009	2008
Operating Activities
Net income	$174	$212
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from operations and sale of discontinued operations	26	2
Depreciation	244	250
Provision for losses on accounts receivable	22	21
Deferred and noncurrent income taxes	79	(20)
Stock-based compensation expense	6	9
Other, net	12	11
Changes in assets and liabilities:
Accounts receivable	28	18
Materials and supplies and other current assets	(3)	(21)
Accounts payable and other current liabilities	60	131
Noncurrent assets and liabilities, net	(14)	(26)

Net cash provided by operating activities - continuing operations	634	587
Discontinued operations	—	6

Net cash provided by operating activities	634	593

Investing Activities
Capital expenditures	(108)	(179)
Proceeds from construction reimbursements	3	2
Proceeds from sales of assets	7	2
Proceeds from sale of discontinued operations	12	—

Net cash used by investing activities	(86)	(175)

Financing Activities
Principal payments on long-term debt	(80)	—
Borrowings under revolving credit facility	—	230
Repayments under revolving credit facility	(375)	(435)
Proceeds from common stock issued	1	4
Repurchase of common stock	—	(115)
Dividends paid to stockholders	(100)	(107)
Tax effects of stock-based compensation	(1)	(3)
Other, net	(5)	(9)

Net cash used by financing activities	(560)	(435)

Increase (Decrease) in Cash and Equivalents	(12)	(17)
Cash and Equivalents at Beginning of Period	107	69

Cash and Equivalents at End of Period	$95	$52

See accompanying Condensed Notes to Consolidated Financial Statements (Unaudited)

EMBARQ CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(millions, except per share data)

	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
January 1, 2009 Balance	$—	$2	$(193)	$986	$(903)	$(500)	$(608)
Net income	—	—	—	174	—	—	174
Dividends to shareholders ($0.6875 per share)	—	—	—	(98)	—	—	(98)
Common stock issued	—	—	1	—	—	—	1
Stock-based compensation expense	—	—	6	—	—	—	6
Tax effects of stock-based compensation	—	—	(1)	—	—	—	(1)
Restricted stock units surrendered for tax withholding	—	—	(6)	—	—	—	(6)
Amortization (net of income taxes) of:
Employee benefit plans prior service cost and actuarial losses	—	—	—	—	6	—	6
Cash flow derivative	—	—	—	—	(1)	—	(1)

March 31, 2009 Balance	$—	$2	$(193)	$1,062	$(898)	$(500)	$(527)

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

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States were condensed or omitted. As a result, these consolidated financial statements should be read along with Embarq’s Annual Report on Form 10-K for the year ended December 31, 2008. Operating results for the 2009 year to date period do not necessarily represent the results that may be expected for the year ending December 31, 2009.

Note 1. Background and Basis of Presentation

Background

Embarq was incorporated in 2005 under the laws of Delaware and was formerly a wholly owned subsidiary of Sprint Nextel Corporation (Sprint Nextel). On May 17, 2006, Embarq was established as a separate, stand-alone company upon its operations being spun off from Sprint Nextel.

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

As of March 31, 2009, Embarq had approximately 15 thousand active employees. Approximately 35% of these employees were represented by unions subject to collective bargaining agreements. Of the union-represented employees, approximately 21% have collective bargaining agreements that will expire within one year. There were no material changes related to any collective bargaining agreements during the year to date period ended March 31, 2009.

Sale of Logistics Business

On March 12, 2009, Embarq completed the sale of its wholly owned subsidiary, Embarq Logistics, Inc., pursuant to an agreement previously entered into on January 29, 2009. Consequently, the financial results of Embarq Logistics’ third party wholesale distribution operations, which previously comprised the Logistics business segment, are now reported as discontinued operations for all periods presented pursuant to Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for Impairment or Disposal of Long Lived Assets. See Note 2, Discontinued Operations, for additional information.

A commercial agreement was also completed whereby the buyer will provide certain logistics and supply chain services to Embarq’s telecommunications operations. While there is no minimum purchase obligation associated with this agreement, Embarq agreed to continue to purchase certain products and services exclusively from the buyer. Based on Embarq’s requirements in the 2008 fourth quarter, costs over the four-year term of this agreement may approximate $450 million.

Pending Merger with CenturyTel

On October 26, 2008, Embarq and CenturyTel Inc. (CenturyTel), a Louisiana corporation, entered into a merger agreement whereby a wholly owned subsidiary of CenturyTel, will merge with and into Embarq. As a result of the merger, Embarq will continue as a wholly owned subsidiary of CenturyTel. At the effective date of the merger, each share of Embarq’s common stock, par value $0.01 per share, will be converted into the right to receive 1.37 shares of CenturyTel common stock, par value $1.00 per share, plus cash in lieu of fractional shares. It is expected that the merger will qualify as a tax-free reorganization for U.S. Federal income tax purposes. In conjunction with this transaction, Embarq may incur additional costs including, but not limited to potential asset impairments; employee retention and severance costs; and other merger and integration costs.

On January 23, 2009, Embarq entered into an amendment to modify its existing credit agreement, which will only become effective upon consummation of the merger with CenturyTel and the satisfaction of other customary conditions. Among other matters, the amendment would cause the credit agreement to remain in place after consummation of the merger; reduce the size of the revolving credit facility to $800 million from $1.5 billion (and the sub-limit for letters of credit to $100 million from $200 million); and require repayment in full of the outstanding term borrowings of $280 million as of March 31, 2009 on or before the closing date of the merger. See Note 10, Subsequent Events, for additional information.

On January 27, 2009, the Embarq and CenturyTel shareholders approved the matters required to complete the transaction as proposed in the merger agreement. Completion of the merger is now subject to approval by the Federal Communications Commission (FCC) and various state regulatory agencies as well as other customary closing conditions, and is expected to occur during the 2009 second quarter.

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

Change in Reported Business Segments

As a result of the sale of Embarq Logistics, Embarq’s continuing operations are now comprised solely of its telecommunications business. Accordingly, information about this business is now represented by Embarq’s consolidated financial position and results from continuing operations.

Universal Service Fund

Embarq records federal and state Universal Service Fund (USF) surcharges on a gross basis. The total amount of surcharges recorded in net operating revenue was as follows:

	Year to Date March 31,
	2009	2008
	(millions)
Federal and state USF surcharges	$18	$21

Depreciation Rate Adjustments

On an annual basis, Embarq performs an analysis of the remaining life depreciation rates. Depreciation rates were adjusted principally for packet switching equipment in 2009 and for digital switching equipment, digital loop carrier equipment and high-speed Internet equipment in 2008, which resulted in depreciation expense being reduced by the following:

	Year to Date March 31,
	2009	2008
Depreciation expense reduction (millions)	$7	$12
Basic and diluted earning per common share increase	0.03	0.05

Adoption of New Accounting Pronouncements

Financial Accounting Standards Board Staff Position (FSP) Emerging Issues Task Force (EITF), 03-6-1, Determining Whether Instruments Granted in Share-based Payment Transactions are Participating Securities - On January 1, 2009, Embarq adopted this standard, which concluded that unvested share-based payment awards that contain a nonforfeitable right to receive dividends, whether paid or unpaid, are participating securities and should be included in the computation of basic earnings per share. As required by this statement, prior period earnings per share and weighted average common shares outstanding were adjusted to conform to the provisions of this standard.

The impact to basic and diluted earnings per share and weighted average common shares outstanding was as follows:

	Year to Date Period Ended March 31, 2008
	As Adjusted	Previously Reported	Difference
Total Earnings per Common Share
Basic	$1.38	$1.39	$(0.01)
Diluted	1.37	1.38	(0.01)

Weighted Average Common Shares Outstanding
Basic (millions)	153.8	152.7	1.1
Diluted (millions)	154.3	154.1	0.2

FSP SFAS No. 132(R)-1, Employers Disclosures about Postretirement Benefit Plan Assets - On January 1, 2009, Embarq adopted this standard, which expands the disclosures required by SFAS No. 132(R), Employers’ Disclosures about Pensions and Other Postretirement Benefits, to discuss the assumptions and risks used to compute fair value of each category of plan assets. As Embarq uses a year end measurement date to value plan assets, all disclosures required by this standard will initially be adopted as of December 31, 2009.

SFAS No. 141(R), Business Combinations - On January 1, 2009, Embarq adopted this standard, which maintains the fundamental guidance provided under SFAS No. 141, Business Combinations, but requires the acquirer to recognize all acquired assets and liabilities, including goodwill, at fair value at the acquisition date as opposed to the announcement date. In addition, the standard requires most transaction related costs to be expensed as incurred as well as provides expanded disclosure requirements for such transactions in the financial statements. Prior to completion of the pending merger with CenturyTel, Embarq does not expect the adoption of this standard to have a material impact on its financial position, results of operations or liquidity.

FSP SFAS No. 157-2, Effective Date of FASB Statement No. 157 - Embarq elected to defer until January 1, 2009, the adoption of SFAS No. 157 for all nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. This includes goodwill and nonfinancial long-lived assets that are measured at fair value in impairment testing and asset retirement obligations initially measured at fair value. The adoption of SFAS No. 157 for those nonfinancial assets and liabilities within the scope of FSP SFAS No. 157-2 did not have a material impact on Embarq’s financial position, results of operations or liquidity.

Recently Issued Accounting Pronouncements

FSP SFAS No. 107-1 and Accounting Principles Board (APB) 28-1, Interim Disclosures about Fair Value of Financial Instruments - This standard amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, and APB Opinion No. 28, Interim Financial Reporting, to require disclosures about the fair value of financial instruments for interim periods as well as in annual financial statements. Although Embarq has historically provided most of these disclosures in its interim financial statements, this standard will be formally adopted for periods ending after June 15, 2009.

FSP SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly - This standard clarifies the application of SFAS No. 157, Fair Value Measurements, when the volume and activity of the asset and liability has significantly decreased and reemphasizes that fair value is the price that would be received to sell an asset or pay a liability in an orderly transaction between market participants at the measurement date. In addition, it requires additional disclosures noting the inputs and valuation techniques used for all assets and liabilities measured at fair value and the major security types for any debt or equity securities. Embarq will adopt this standard for periods ending after June 15, 2009. Embarq does not expect the adoption of this standard will have a material impact on its financial position, results of operations or liquidity.

Note 2. Discontinued Operations

On March 12, 2009, Embarq completed the sale of its wholly owned subsidiary, Embarq Logistics, Inc., in exchange for an initial cash payment and future contingent consideration. As a result of the sale, the financial results of Embarq Logistics’ third party wholesale distribution operations, which previously comprised the Logistics business segment, are now reported as discontinued operations.

The results of operations reclassified to discontinued operations were as follows:

	Year to Date March 31,
	2009	2008
	(millions)
Net operating revenues	$58	$115
Operating expenses	62	117

Loss before income taxes	(4)	(2)
Income tax benefit	2	—

Loss from discontinued operations	$(2)	$(2)

For the year to date period ended March 31, 2009, the loss on the sale of discontinued operations, including severance and benefit plan curtailments associated with the sale, was $24 million net of an income tax benefit of $12 million.

Supplemental information related to the major classes of assets and liabilities sold is as follows:

As of December 31, 2008
(millions)
Accounts receivable, net of allowance for doubtful accounts	$26
Inventory, net	41

Total current assets	$67

Gross property, plant and equipment	$135
Accumulated depreciation	(123)

Total noncurrent assets	$12

Accounts payable	$29
Payroll and employee benefits	3
Other current liabilities	2

Total current liabilities	$34

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

In early December 2008, an individual shareholder filed suit in Johnson County Kansas District Court against Embarq, each of its directors and CenturyTel, challenging the pending merger with CenturyTel and alleging that the defendants failed to maximize shareholder value, made misleading proxy statements and obtained personal benefits in the form of positions with the combined company. To avoid the expense and uncertainty of litigation, a settlement in principle has been reached between plaintiff and defendants where additional disclosures regarding the transaction were made in a public filing and a limited amount of legal costs will be reimbursed. A definitive settlement agreement will be executed following confirmatory discovery, and the final settlement must be approved by the court.

In December 2007, a group of retirees filed a putative class action lawsuit in the United States District Court for the District of Kansas, challenging the decision to make certain modifications to Embarq’s retiree benefits programs generally effective January 1, 2008. Defendants include Embarq Corporation, certain of its benefit plans, its Employee Benefits

Committee and its plan administrator. Additional defendants include Sprint Nextel and certain of its benefit plans. In addition, a complaint in arbitration has been filed by 15 former Centel executives, similarly challenging the benefits changes. Embarq and other defendants intend to vigorously contest these claims and charges.

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

Note 4. Debt and Financial Instruments

During the year to date period ended March 31, 2009, Embarq repaid the $375 million balance outstanding under its revolving credit facility. Additionally, Embarq repaid $80 million of borrowings outstanding under its term credit facility. See Note 10, Subsequent Events, for additional information.

As of March 31, 2009, Embarq’s long-term debt had a carrying value of approximately $5.3 billion and a fair value of approximately $4.7 billion. This fair value was computed primarily based on quoted market prices.

Note 5. Income Taxes

The differences that caused Embarq’s effective income tax rates to vary from the 35% federal statutory rate for income taxes related to continuing operations were as follows:

	Year to Date March 31,
	2009	2008
	(millions)
Income tax expense at the federal statutory rate	$110	$116
Effect of:
State income taxes, net of federal income tax effect	6	2
Other, net	(1)	1

Income tax expense	$115	$119

Effective income tax rate	36.5%	35.7%

During the year to date period ended March 31, 2009, Embarq received consent from the Internal Revenue Service to modify its accounting method for income tax purposes related to repairs and maintenance expenditures. This change, which became effective on January 1, 2008, will allow certain costs to be deducted immediately rather than capitalized and depreciated. As a result, approximately $100 million of income tax liabilities were reclassified from other current liabilities to deferred income taxes in the Consolidated Balance Sheets.

Note 6. Employee Benefit Plans

The components of net periodic benefit cost were as follows:

	Year to Date March 31, 2009		Year to Date March 31, 2008
	Pension Benefits	Other Post- retirement Benefits	Pension Benefits	Other Post- retirement Benefits
	(millions)
Service cost	$12	$2	$14	$2
Interest cost	53	4	51	4
Expected return on plan assets	(67)	—	(69)	(1)
Amortization of prior service cost (benefit)	3	(14)	3	(13)
Amortization of actuarial losses	14	3	9	3
Contractual retirement benefits	1	—	—	—

Net cost (benefit)	$16	$(5)	$8	$(5)

For the year to date period ended March 31, 2009, the assets in the plan’s trust declined due to negative market conditions by an additional $157 million, as compared to December 31, 2008. This decline has not been recognized in the consolidated balance sheet as of March 31, 2009, pursuant to the provisions of SFAS No. 87, Employers’ Accounting for Pensions. Embarq made no contributions to the plan’s trust during the year to date period ended March 31, 2009. See Note 10, Subsequent Events, for additional information.

Note 7. Stock-based Compensation

On February 18, 2009, approximately 0.1 million restricted stock units were granted to executive officers and other executive level employees as a result of performance and market adjustments to unvested awards granted under the 2007 long-term incentive program. These restricted stock units vested on February 22, 2009.

On February 27, 2009, approximately 0.3 million restricted stock units were granted to certain non-executive employees as part of Embarq’s 2008 short-term incentive program. These awards are scheduled to vest in full on December 1, 2009. In addition, approximately 0.7 million restricted stock units were granted to executive officers and other executive level employees as part of Embarq’s 2009 long-term incentive program. These awards will vest 34% on February 27, 2010, and 33% will vest on February 27, 2011 and 2012. The fair value of each of these awards was $34.97 per restricted stock unit.

Total compensation expense related to all of the awards noted above was $33 million, which is expected to be recognized over a weighted average vesting period of 1.6 years. Compensation expense for these awards, as well as remaining unvested awards related to previous grants, will be recognized over a shorter period in the event of a change in control related to the pending merger with CenturyTel.

Note 8. Business Segment Information

Embarq provides a suite of integrated communications services to consumer and business customers primarily in local service territories in 18 states. Embarq also provides wholesale access to its local network and other communications services primarily to wireline and wireless service providers. As a result of the sale of Embarq Logistics in March 2009, Embarq’s continuing operations are now comprised solely of its telecommunications business.

Embarq’s net operating revenues for its services and products were as follows:

	Year to Date March 31,
	2009	2008
	(millions)
Voice	$916	$1,024
Data	203	198
High-speed Internet	143	133
Other	84	101

Total net operating revenues	$1,346	$1,456

Voice revenues are principally derived from local and long distance services, switched access charges and USF receipts. Data revenues are principally derived from various data protocol and special access services. Other revenues include professional services, intelligent network database services, billing and collection services, sales agency commissions and sales of customer premise equipment.

Note 9. Supplemental Cash Flow Information and Non-Cash Activities

Embarq’s supplemental cash flow information and non-cash activities were as follows:

	Year to Date March 31,
	2009	2008
	(millions)
Supplemental Cash Flow Information
Cash paid for interest, net of amounts capitalized	$16	$25
Cash paid (refunded) for income taxes	(7)	4
Non-Cash Activities
Capital expenditure accrual	$(8)	$(14)
Pending settlement of repurchases of common stock	—	20

Note 10. Subsequent Events

Pension Trust Contribution

During April 2009, Embarq made a discretionary contribution of $15 million to its pension plan’s trust. Embarq continues to expect total contributions in 2009 to approximate $150 million.

Term Loan Repayment

In April 2009, Embarq repaid in full the remaining $280 million balance under its term credit facility, which satisfies the repayment requirement under the January 23, 2009, credit agreement amendment related to the pending merger with CenturyTel.

Dividend Declaration

On May 6, 2009, Embarq announced that its board of directors declared a dividend of $0.6875 per share payable June 30, 2009 to stockholders of record on June 16, 2009. Payment of this dividend will only occur if the pending merger with CenturyTel has not been consummated by the June 16, 2009 record date.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Embarq Corporation:

We have reviewed the accompanying consolidated balance sheet of Embarq Corporation and subsidiaries (the “Company”) as of March 31, 2009, the related consolidated statements of operations and comprehensive income and consolidated statements of cash flows for the three-month periods ended March 31, 2009 and 2008 and the related consolidated statement of stockholders’ equity for the three-month period ended March 31, 2009. These consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2008, and the related consolidated statements of operations and comprehensive income, cash flows and stockholders’ equity for the year then ended (not presented herein); and in our report dated February 12, 2009, we expressed an unqualified opinion on those consolidated financial statements. Our report on the consolidated financial statements and the related financial statement schedule refers to the adoption of the provisions of Statement of Financial Accounting Standards No. 157, Fair Value Measurements, for its financial assets and liabilities as of January 1, 2008. Also, as discussed in Note 1 and 5 to the consolidated financial statements, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes- an Interpretation of FASB Statement No. 109, as of January 1, 2007. Lastly, as discussed in Note 6 to the consolidated financial statements, the company adopted the provisions of Statement of Financial Accounting Standards No. 158, Employers Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R), as of December 31, 2006. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2008, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

Kansas City, Missouri

May 7, 2009

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

•	the uncertainties related to, and the impact of, our pending merger with CenturyTel;

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

•

the effect of changes in the legal, regulatory and legislative environments and the impact of compliance with regulatory mandates, including pending and future federal and state access and USF proceedings;

•	potential fluctuations in our financial performance, including revenues, capital expenditures and operating expenses;

•	the impact of any adverse change in the ratings assigned to our debt by ratings agencies on the cost of financing or the ability to raise additional financing if needed;

•	the effects of mergers, consolidations or other unexpected developments in the industries relevant to our operations;

•	the failure to realize expected improvement in operating efficiencies;

•	the costs and business risks associated with the development of new products and services;

•	the uncertainties related to our investments in networks, systems and other businesses;

•	the uncertainties related to the implementation of our business strategies;

•	the inability of third parties to perform to our requirements under agreements related to our business operations;

•	our ownership of or ability to license technology that may be necessary to expand our business offerings;

•	restrictions in our patent agreement with Sprint Nextel

•	unexpected adverse results of legal and regulatory proceedings or legislation impacting our company;

•	the impact of equipment failure or other breaches of network or information technology security;

•	potential work stoppages;

•	the possible impact of adverse changes in political or other external factors over which we have no control, including hurricanes and other severe weather;

•	a determination by the IRS that the spin-off from Sprint Nextel should be treated as a taxable transaction; and

•	other risks referenced in our Annual Report on Form 10-K, including in Part I, Item 1A, “Risk Factors”, and from time to time in other filings of ours with the SEC.

You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this document. Except as required by law, we undertake no obligation to publicly update or release any revisions to these forward-looking statements to reflect any events or circumstances after the date of this document or to reflect the occurrence of unanticipated events.

OVERVIEW

Background

We provide a suite of integrated communications services to consumer and business customers primarily in our local service territories in 18 states. Our service and product offerings include local and long distance voice, data, high-speed Internet, satellite video, professional services and communications equipment. In addition, we serve a small number of wireless customers acquired under our mobile virtual network operator arrangement with Sprint Nextel.

We also provide wholesale services primarily to wireline and wireless carriers. Services offered include switched access, special access, intelligent network database, collocation, resale switched access lines, pay telephone, unbundled network elements, high speed data services and billing and collection services.

Sale of Logistics Business

On March 12, 2009, we completed the sale of our wholly owned subsidiary, Embarq Logistics, Inc. Consequently, the financial results of Embarq Logistics’ third party wholesale distribution operations, which previously comprised the Logistics business segment, are now reported as discontinued operations for all periods presented pursuant to SFAS No. 144, Accounting for Impairment or Disposal of Long Lived Assets. See Note 2, Discontinued Operations, of the Condensed Notes to Consolidated Financial Statements (Unaudited) for additional information. A commercial agreement was also completed whereby the buyer will provide certain logistics and supply chain services to our telecommunications operations. While there is no minimum purchase obligation associated with this agreement, we agreed to continue to purchase certain products and services exclusively from the buyer. Based on our requirements in the 2008 fourth quarter, costs over the four-year term of this agreement may approximate $450 million.

Pending Merger with CenturyTel

On October 26, 2008, Embarq and CenturyTel entered into a merger agreement whereby a wholly owned subsidiary of CenturyTel, will merge with and into us. As a result of the merger, we will continue as a wholly owned subsidiary of CenturyTel. At the effective date of the merger, each share of our common stock, par value $0.01 per share, will be converted into the right to receive 1.37 shares of CenturyTel common stock, par value $1.00 per share, plus cash in lieu of fractional shares. It is expected that the merger will qualify as a tax-free reorganization for U.S. Federal income tax purposes. In conjunction with this transaction, we have incurred and may continue to incur additional costs including, but not limited to potential asset impairments; employee retention and severance costs; and other merger and integration costs.

On January 27, 2009, our shareholders and those of CenturyTel approved the matters required to complete the transaction as proposed in the merger agreement. Completion of the merger is now subject to approval by the FCC and various state regulatory agencies as well as other customary closing conditions. Subject to these requirements the transaction is expected to close during the 2009 second quarter.

Operations

Consistent with the past several years, we continued to experience overall declines in telecommunications net operating revenues during the 2009 first quarter. Historically, these overall declines have resulted from voice revenue reductions driven by switched access line losses, somewhat offset by growth in data and high-speed Internet revenue. In recent quarters, voice revenue declines and line loss trends have been comparatively worse. The partial offset of voice revenue declines from growth in data services and high-speed Internet revenue is expected to continue based on recent results and trends; however, the amount of offset may be reduced in the future due to declining rates of growth for these services.

The following table reflects information about our switched access lines (thousands):

	Access Lines		Line Gain (Loss) for Quarter Ended				Line Loss for Twelve Months Ended
	March 31, 2009	March 31, 2008	March 31, 2009		March 31, 2008		March 31, 2009
Primary	3,453	3,883	(84)	(2.4)%	(84)	(2.1)%	(430)	(11.1)%
Additional	224	289	(17)	(7.1)%	(16)	(5.2)%	(65)	(22.5)%

Total Consumer	3,677	4,172	(101)	(2.7)%	(100)	(2.3)%	(495)	(11.9)%
Business	1,740	1,861	(39)	(2.2)%	(15)	(0.8)%	(121)	(6.5)%
Wholesale	135	159	(4)	(2.9)%	(5)	(3.0)%	(24)	(15.1)%

Total	5,552	6,192	(144)	(2.5)%	(120)	(1.9)%	(640)	(10.3)%

We believe the increased rate of access line losses in 2009 is partially attributable to worsening general and local economic conditions in the markets we serve. These conditions may contribute to an increasing number of consumer customers choosing to rely solely on wireless services rather than the traditional home phone service. The slowdown in economic activity for business customers, including increased business closures and higher unemployment has contributed to increased business line losses in 2009. In addition, increased competition in the market place has continued to compel certain consumer and business customers to select alternative communication methods such as VoIP.

Despite the growing access line losses, we have continued to have success in selling additional services to help mitigate the effect of the losses. As of March 31, 2009, our overall high-speed Internet subscriber base increased 8% to 1.5 million subscribers as compared to the same period in 2008. Additionally, our overall satellite video subscribers, a service we offer through various sales agency agreements, increased 43% to 310 thousand subscribers. Consequently, our average revenue per household, or ARPH, increased 1.8% for the year to date period ended March 31, 2009. This measure, which is calculated by dividing average monthly consumer revenue by average primary access lines served, is useful in measuring our success in bundling initiatives and attracting and retaining high value customers.

	Year to Date March 31,		Difference
	2009	2008	Amount	%
Consumer revenue (millions)	$596	$656	$(60)	(9.1)%
Average primary consumer access lines (thousands)	3,503	3,926	(423)	(10.8)%

ARPH	$56.71	$55.70	$1.01	1.8%

Business and wholesale data services have also continued to mitigate the effect of declining voice revenues resulting from access line losses and declining switched access minutes of use. Our data services consist mainly of dedicated circuits connecting other carrier’s networks to their customers’ locations; wireless service providers’ cell towers to mobile switching centers; or business customers to our network. Revenues from these services increased 3% during the year to date period ended March 31, 2009 compared to the same period in 2008. This rate of growth for our data services is considerably lower than that experienced during recent quarters. We believe this trend is also partially attributable to worsening economic conditions.

Overall, our net operating revenues declined 8% in the year to date period ended March 31, 2009 as compared to the same period in 2008. To offset the effect of these declines, we continued to diligently manage our costs and gain efficiencies and productivity. These efforts have proven successful in maintaining our profitability and driving an increase in cash flow.

Industry Environment

We operate in an industry that has been and continues to be subject to intense competition, as well as regulatory and legislative changes. Given these factors, as well as the trend toward consolidation in the industry, we routinely assess the implications of these industry factors on our operations. These assessments, along with regulatory and legislative developments, including pending and future federal and state access and USF proceedings, may impact the future valuation of our long-lived assets and could have a material effect on our business, results of operations, financial condition and liquidity.

Economic Conditions

Since mid-2008, general economic conditions in the United States have worsened; significant declines in values have occurred in the global equity, debt and derivative markets; and banks and other financial institutions have come under duress prompting government interventions. The diminished availability of credit and liquidity resulting from these conditions has had and may continue to have adverse impacts on the financial health of our customers, vendors and partners. For us, the primary impacts have been some acceleration in switched access line losses; a decline in the value of our pension plan’s assets, see Note 6, Employee Benefit Plans, of the Condensed Notes to Consolidated Financial Statements (Unaudited) for additional information; and lower capital expenditure requirements due to reduced levels of new construction activity in the markets we serve.

Adoption of New Accounting Pronouncements

FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-based Payment Transactions are Participating Securities - On January 1, 2009, we adopted this standard, which required us to begin including unvested share-based payment awards that contain a nonforfeitable right to receive dividends, whether paid or unpaid, as participating securities in the computation of basic earnings per share. As required by this standard, 2008 earnings per share data and weighted average shares outstanding were retroactively adjusted to conform to the provisions of this standard. See Note 1, Background and Basis of Presentation, of the Condensed Notes to Consolidated Financial Statements (Unaudited) for additional information.

FSP SFAS No. 132(R)-1, Employers Disclosures about Postretirement Benefit Plan Assets - On January 1, 2009, we adopted this standard, which expands the disclosures required by SFAS No. 132(R), Employers’ Disclosures about Pensions and Other Postretirement Benefits, to discuss the assumptions and risks used to compute fair value of each category of plan assets. As we use a year end measurement date to value plan assets, all disclosures required by this standard will initially be adopted as of December 31, 2009.

SFAS No. 141(R), Business Combinations - On January 1, 2009, we adopted this standard, which maintains the fundamental guidance provided under SFAS No. 141, Business Combinations, but requires the acquirer to recognize all acquired assets and liabilities, including goodwill, at fair value at the acquisition date as opposed to the announcement date. In addition, the standard requires most transaction related costs to be expensed as incurred as well as provides expanded disclosure requirements for such transactions in the financial statements. Prior to completing the pending merger with CenturyTel, we do not expect the adoption of this standard to have a material impact on our financial position, results of operations or liquidity.

FSP SFAS No. 157-2, Effective Date of FASB Statement No. 157 - We elected to defer until January 1, 2009 the adoption of SFAS No. 157 for all nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The adoption of SFAS No. 157 for those nonfinancial assets and liabilities within the scope of FSP SFAS No. 157-2 did not have a material impact on our financial position, results of operations or liquidity.

Recently Issued Accounting Pronouncements

FSP SFAS No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments - This standard amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, and APB Opinion No. 28, Interim Financial Reporting, to require disclosures about the fair value of financial instruments for interim periods. Although we have historically provided most of these disclosures in our interim financial statements, we will formally adopt this standard for periods ending after June 15, 2009.

FSP SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly - This standard clarifies the application of SFAS No. 157, Fair Value Measurements, when the volume and activity of the asset and liability has significantly decreased and reemphasizes that fair value is the price that would be received to sell an asset or pay a liability in an orderly transaction between market participants at the measurement date. In addition, it requires additional disclosures noting the inputs and valuation techniques used for all assets and liabilities measured at fair value and the major security types for any debt or equity securities. We will adopt this standard for periods ending after June 15, 2009. We do not expect the adoption of this standard to have a material impact on our financial position, results of operations or liquidity.

RESULTS OF OPERATIONS

As of March 31, 2009, our operations consisted of regulated local phone companies serving approximately 5.6 million access lines primarily in 18 states. We provide a suite of integrated communication services including local and long distance voice, data, high-speed Internet, satellite video, professional services and communications equipment to consumer and business customers primarily in our local service territories. We also provide access to our local network and other wholesale communications services primarily to other carriers, wireless providers and correctional institutions.

	Year to Date March 31,				Difference
(millions)	2009	% of Revenues	2008	% of Revenues	$	Percent
Net operating revenues
Voice	$916	68%	$1,024	70%	$(108)	(11)%
Data	203	15%	198	14%	5	3%
High-speed Internet	143	11%	133	9%	10	8%
Other	84	6%	101	7%	(17)	(17)%

Total net operating revenues	1,346	100%	1,456	100%	$(110)	(8)%
Operating expenses
Costs of services and products	363	27%	422	29%	(59)	(14)%
Selling, general and administrative	329	24%	348	24%	(19)	(5)%
Depreciation	244	18%	250	17%	(6)	(2)%

Total operating expenses	936	69%	1,020	70%	(84)	(8)%

Operating income	$410	31%	$436	30%	$(26)	(6)%

Capital expenditures	$108		$179		$(71)	(40)%

Switched access lines (thousands)	5,552		6,192		(640)	(10.3)%

Switched access minutes of use (millions)	5,797		6,883		(1,086)	(16)%

High-speed Internet subscribers (thousands)	1,452		1,340		112	8%

Net Operating Revenues

Net operating revenues decreased $110 million for the year to date period ended March 31, 2009, compared to the same period in 2008. Variances in individual categories of revenue are discussed below.

Voice

Voice revenues include monthly recurring fees for local service, enhanced calling features and long distance. Additionally, voice revenues include switched access and other wholesale services to other carriers to enable connectivity to our network as well as USF receipts and customer surcharges. Voice revenues declined $108 million during the year to date period ended March 31, 2009, compared to the same period in 2008. The following table lists the major drivers of these changes:

Increase (Decrease)
(millions)
Local voice revenues primarily due to access line losses	$(76)
Long-distance voice revenues primarily due to access line losses and yield declines	(8)
Switched access revenues primarily associated with lower access minutes of use	(13)
USF receipts	(6)
Other	(5)

Total change	$(108)

Data

Data revenues represent data network services sold to business customers and special access services sold to other carriers. Data revenues increased $5 million during the year to date period ended March 31, 2009, compared to the same period in 2008. The following table lists the major drivers of these changes:

Increase (Decrease)
(millions)
Special access revenue	$3
Ethernet and other business data services	2

Total change	$5

High-speed Internet

High-speed Internet revenues increased $10 million during the year to date period ended March 31, 2009, compared to the same period in 2008 due to an 8% increase in subscribers.

Other

Other revenues consist primarily of professional services, intelligent network database services, billing and collection services, wireless services, product revenues derived mainly from sales of customer premises equipment and sales agency commissions, principally from our satellite video service offering. Other revenues decreased $17 million during the year to date period ended March 31, 2009, compared to the same period in 2008 due to decreased wireless and professional services revenues.

Costs of Services and Products

Costs of services and products include costs to operate and maintain the local network including employee-related costs directly supporting our network, costs directly associated with various service offerings, intercarrier compensation (such as access payments and reciprocal compensation), federal and state USF assessments, various operating taxes and equipment and employee-related costs associated with customer premise equipment and other product sales. Cost of services and products decreased $59 million during the year to date period ended March 31, 2009, compared to the same period in 2008. The following table lists the major drivers of these changes:

Increase (Decrease)
(millions)
Network labor, benefits and severance charges	$(21)
Cost of products sold	(13)
Long-distance costs primarily related to purchased minutes of use	(14)
Reduction in wireless service costs	(5)
Other	(6)

Total change	$(59)

Selling, General and Administrative

Selling, general and administrative costs include costs associated with selling and marketing, customer service, information technology, bad debt expense, general corporate costs and all other employee-related costs. These costs decreased $19 million during the year to date period ended March 31, 2009, compared to the same period in 2008. The following table lists the major drivers of these changes:

Increase (Decrease)
(millions)
Labor, benefits and severance charges	$(3)
System and process improvement initiatives	(3)
Other, individually insignificant	(13)

Total change	$(19)

Depreciation

Depreciation expense decreased $6 million during the year to date period ended March 31, 2009, compared to the same period in 2008. The following table lists the major drivers of these changes:

Increase (Decrease)
(millions)
Depreciation rate reductions	$(7)
Plant growth	1

Total change	$(6)

Non-operating Items

	Year to Date March 31,
	2009	2008
	(millions)
Interest expense	$(96)	$(104)
Other income (expense), net	1	1
Income tax expense	(115)	(119)

Interest Expense

Interest expense decreased $8 million during the year to date period ended March 31, 2009, compared to the same period in 2008. This decrease was primarily related to repayment of the debt outstanding under our credit agreement as well as declines in the effective interest rate related to these borrowings to 1.1% from 3.3% in the same period in 2008. See “Liquidity and Capital Resources” below for more information about our financing activities.

Income Tax Expense

Income tax expense decreased $4 million during the year to date period ended March 31, 2009, compared to the same period in 2008. This variance was primarily the result of the decrease in pre-tax income due to factors discussed in the sections above.

Discontinued Operations

On March 12, 2009, we completed the sale of our Embarq Logistics subsidiary in exchange for cash and future contingent consideration. As a result, the financial results of Embarq Logistics’ third party wholesale distribution operations, which were previously reported as a separate business segment, are now reported as discontinued operations for all periods presented. A loss from the sale of $36 million ($24 million, net of income taxes) was recorded in the year to date period ended March 31, 2009. Losses from operations during each of the year to date periods ended March 31, 2009 and 2008 were $2 million, net of income taxes. See Note 2, Discontinued Operations, of the Condensed Notes to Consolidated Financial Statements (Unaudited) for additional information.

LIQUIDITY AND CAPITAL RESOURCES

The capital allocation of internally generated funds among reinvesting in our business, deleveraging our balance sheet and returning funds to shareholders is our primary focus in managing our liquidity and capital resource needs.

Liquidity

Since our spin-off in 2006, cash provided by operating activities has been more than sufficient to fund our ongoing capital investment requirements, repay scheduled maturities on outstanding debt and pay regular quarterly dividends to stockholders. As a result, we have been able to increase our dividend payouts, make discretionary payments on outstanding debt of approximately $1.8 billion and repurchase $500 million of our common stock. Despite the impact of continuing switched access line losses and associated telecommunications net operating revenue declines, we believe cash provided by operating activities through 2011 will continue to be adequate to fund our capital investment requirements; dividend payouts at current levels; and debt maturities, including repayment of all outstanding borrowings under our credit agreement which expires in 2011.

In addition to internally generated funds, as of March 31, 2009, substantially all of the $1.5 billion of capacity was available under our revolving credit facility, which expires in May 2011. The revolving credit facility is diversified among 23 financial institutions, with no single lender accounting for more than 9% of the outstanding commitments. We believe these arrangements are satisfactory and adequately mitigate lender risk. Pursuant to a January 2009 amendment, in the event the merger with CenturyTel is consummated, the funds available under our revolving credit facility will be reduced to $800 million and the outstanding term borrowings of $280 million as of March 31, 2009 must be repaid in full on or before the closing date of the merger. During April 2009, the outstanding term borrowings were repaid in full utilizing cash provided by operating activities. Cash from operating activities was benefited by an income tax refund of approximately $130 million also received in April 2009.

Our credit agreement and the indenture governing our senior notes include customary covenants that, among other things, require us to maintain certain financial ratios. In addition, regulatory restrictions and the terms of our indebtedness limit our ability to enter into additional financing arrangements, raise capital through our subsidiaries, pledge the stock of our subsidiaries, encumber our assets or the assets of our subsidiaries, or cause our subsidiaries to guarantee our indebtedness. Additionally, the merger agreement limits the amount by which we can increase our outstanding indebtedness. As of March 31, 2009, we were in compliance with all applicable financial covenants associated with our borrowings and merger agreement.

We expect to pay regular quarterly dividends. During the 2009 first quarter, we paid a quarterly dividend of $0.6875 per common share. Our ability to fund a regular quarterly dividend will be impacted by our ability to generate cash from operations. The declaration, amount and timing of future dividends will be at the discretion of our board of directors, and will depend upon many factors, including our financial condition, results of operations, growth prospects, funding requirements, applicable law, limitations on per share amounts pursuant to the merger agreement and other factors our board of directors deems relevant. On May 6, 2009, we announced that our board of directors declared a dividend of $0.6875 per share payable June 30, 2009 to stockholders of record on June 16, 2009. Payment of this dividend will only occur if the pending merger with CenturyTel has not been consummated by the June 16, 2009 record date.

Historically, our pension plan has been funded in excess of the minimum levels required by federal law, and we have made discretionary contributions during each calendar year related to the preceding plan year based on projections of the plan’s assets, liabilities and other factors. While we are not required to make any minimum contributions during 2009 for the 2008 plan year, we expect to make discretionary contributions of approximately $150 million, of which $15 million was contributed during April 2009. During the 2009 first quarter, the market value of the plan’s assets continued to decline due to negative market conditions, further eroding the funded status of the plan. Depending on future asset returns and other factors, we may be required to make minimum required contributions in future years in order to maintain prescribed levels of funding.

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

Cash Flows

The following table summarizes the changes in cash and equivalents for:

	Year to Date March 31,
	2009	2008
	(millions)
Operating activities	$634	$593
Investing activities	(86)	(175)
Financing activities	(560)	(435)

Total change in cash and equivalents	$(12)	$(17)

Operating Activities

Net cash provided by operating activities increased $41 million during the year to date period ended March, 31, 2009, compared to the same period in 2008 as a result of the following:

	Year to Date March 31,
	2009	2008
	(millions)
Collections from customers	$1,374	$1,474
Payments to employees and suppliers	(744)	(854)
Interest payments	(16)	(25)
Income tax payments, net	7	(4)
Other	13	(4)
Discontinued operations	—	6

Total cash provided by operating activities	$634	$593

The changes in cash from operations as detailed in the table above were impacted by the drivers discussed in “Results of Operations,” as well as the timing of certain working capital and income tax requirements.

Investing Activities

Net cash used by investing activities decreased $89 million during the year to date period ended March 31, 2009, compared to the same period in 2008.

Capital expenditures account for the majority of our investing activities and decreased $71 million during the year to date period ended March 31, 2009, as compared to the same period in 2008. Our capital expenditures primarily fund new service addresses, increased network capacity and regulatory mandates; sales success based expenditures primarily related to growth in high-speed Internet and data services; internal infrastructure; and new product and operational capabilities.

Proceeds from the sale of discontinued operations and other assets increased $17 million primarily due to the initial cash payment associated with the sale of our Embarq Logistics subsidiary in March 2009.

Financing Activities

Net cash used by financing activities increased $125 million during the year to date period ended March 31, 2009, compared to the same period in 2008 as a result of the following:

	Year to Date March 31,
	2009	2008
	(millions)
Net changes in long-term debt	$(455)	$(205)
Dividends paid to stockholders	(100)	(107)
Repurchase of common shares	—	(115)
Other	(5)	(8)

Total cash used by financing activities	$(560)	$(435)

Off-Balance Sheet Arrangements

We do not participate in, secure or finance any unconsolidated special purpose entities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are susceptible to market risks related to changes in interest rates and do not purchase or hold any market risk sensitive financial instruments for trading purposes.

We are subject to interest rate risk primarily associated with our borrowings under our credit agreement. From time to time, we may consider entering into swap and other agreements to manage our exposure to interest rate changes on our borrowing under this agreement.

Approximately 95% of our outstanding debt as of March 31, 2009 is fixed-rate debt. While changes in interest rates impact the fair value of this debt, there is no impact on earnings and cash flows.

We perform interest rate sensitivity analyses on our variable-rate debt. These analyses indicate that a 100 basis point change in interest rates would have an annual pre-tax impact of $3 million on the Consolidated Statements of Operations and Comprehensive Income (Unaudited) and Consolidated Statements of Cash Flows (Unaudited) for the year to date period ended March 31, 2009. While earnings and cash flows are impacted as interest rates change, our variable-rate debt is not subject to changes in fair values.

We also perform a sensitivity analysis on the fair market value of our outstanding debt. A 10% decrease in market interest rates would cause an approximately $71 million increase in fair market value of our outstanding debt as of March 31, 2009.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act, and in connection with the preparation of this quarterly report on Form 10-Q, our management, including the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer each concluded that the design and operation of the disclosure controls and procedures were effective as of March 31, 2009, in providing assurance that information required to be disclosed in reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and in providing reasonable assurance that the information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

During the 2009 first quarter, there have been no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In early December 2008, an individual shareholder filed suit in Johnson County Kansas District Court against us, each of our directors and CenturyTel, challenging the pending merger with CenturyTel and alleging that the defendants failed to maximize shareholder value, made misleading proxy statements and obtained personal benefits in the form of positions with the combined company. To avoid the expense and uncertainty of litigation, a settlement in principle has been reached between plaintiff and defendants where additional disclosures regarding the transaction were made in a public filing and a limited amount of legal costs will be reimbursed. A definitive settlement agreement will be executed following confirmatory discovery, and the final settlement must be approved by the court.

In December 2007, a group of retirees filed a putative class action lawsuit in the United States District Court for the District of Kansas, challenging the decision to make certain modifications to our retiree benefits programs generally effective January 1, 2008. Defendants include us, certain of our benefit plans, our Employee Benefits Committee and our plan administrator. Additional defendants include Sprint Nextel and certain of its benefit plans. In addition, a complaint in arbitration has been filed by 15 former Centel executives, similarly challenging the benefits changes. We and other defendants intend to vigorously contest these claims and charges.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors, disclosed in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Embarq did not acquire any of its equity securities during the quarter ended March 31, 2009.

Item 3. Defaults upon Senior Securities

There were no reportable events during the quarter ended March 31, 2009.

Item 4. Submission of Matters to a Vote of Security Holders

A special meeting of shareholders was held on January 27, 2009 in Overland Park, Kansas to adopt the Agreement and Plan of Merger, dated as of October 26, 2008, among CenturyTel, Inc., Cajun Acquisition Company, a wholly owned subsidiary of CenturyTel, and Embarq, pursuant to which Cajun Acquisition Company will be merged with and into Embarq and each outstanding share of common stock of Embarq will be converted into the right to receive 1.37 shares of common stock of CenturyTel, with cash paid in lieu of fractional shares.

Shareholders of record as of December 17, 2008 were entitled to vote at the special meeting. At the close of business on the record date, there were 142,417,310 shares of our common stock outstanding and entitled to vote at the meeting. There were 114,685,108 shares represented at the special meeting of shareholders.

The following votes were cast with respect to the adoption of the Agreement and Plan of Merger:

For	Against	Abstain
113,179,886	580,938	924,284

Item 5. Other Information

There were no reportable events during the quarter ended March 31, 2009.

Item 6. Exhibits

Exhibit	Description

2.1	Agreement and Plan of Merger dated as of October 26, 2008, among Embarq Corporation, CenturyTel, Inc., and Cajun Acquisition Company (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on October 27, 2008).

2.2*	Separation and Distribution Agreement (Incorporated by reference to Exhibit 2.1 to Amendment No. 4 to the Registration Statement on Form 10 (File No. 001-32732), filed with the Securities and Exchange Commission on May 2, 2006).

2.3*	Transition Services Agreement between Embarq Corporation (receiver) and Sprint Nextel Corporation (provider) dated as of January 20, 2006 (Incorporated by reference to Exhibit 2.2 to Amendment No. 3 to the Registration Statement on Form 10 (File No. 001-32732), filed with the Securities and Exchange Commission on April 28, 2006).

2.4*	Transition Services Agreement between Embarq Corporation (provider) and Sprint Nextel Corporation (receiver) dated as of January 20, 2006 (Incorporated by reference to Exhibit 2.3 to Amendment No. 3 to the Registration Statement on Form 10 (File No. 0001-32732), filed with the Securities and Exchange Commission on April 28, 2006.

2.5*	Tax Sharing Agreement dated as of May 17, 2006 by and among Sprint Nextel Corporation, Embarq Corporation and certain Embarq subsidiaries (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on May 18, 2006).

2.6*	Employee Matters Agreement dated as of May 17, 2006 between Sprint Nextel Corporation and Embarq Corporation (Incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on May 18, 2006).

2.7*	Patent Agreement dated as of May 17, 2006 by and between Sprint Nextel Corporation and Embarq Corporation (Incorporated by reference to Exhibit 2.5 to the Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on May 18, 2006).

2.8*	Trademark Assignment and License Agreement dated as of May 17, 2006, by and among Sprint Nextel Corporation, Embarq Corporation and certain Embarq subsidiaries (Incorporated by reference to Exhibit 2.3 to the Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on May 18, 2006).

2.9*	Software and Proprietary Information Agreement dated as of May 17, 2006 by and between Embarq Corporation and Sprint Nextel Corporation (Incorporated by reference to Exhibit 2.4 to the Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on May 18, 2006).

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Registration Statement on Form 10 (File No. 001-32732), filed with the Securities and Exchange Commission on May 2, 2006).

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q (File No. 001-32732), filed with the Securities and Exchange Commission on October 30, 2008).

4.1	Indenture, dated as of May 17, 2006, by and between Embarq Corporation and J.P. Morgan Trust Company, National Association, a national banking association, as trustee (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on May 18, 2006).

4.2	6.738% Global Note due 2013 (Incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K (File No. 001-32372), filed with the Securities and Exchange Commission on March 9, 2007).

4.3	7.082% Global Note due 2016 (Incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K (File No. 001-32372), filed with the Securities and Exchange Commission on March 9, 2007).

4.4	7.995% Global Note due 2036 (Incorporated by reference to Exhibit 4.4 to the Registrant’s Annual Report on Form 10-K (File No. 001-32372), filed with the Securities and Exchange Commission on March 9, 2007).

4.5	Credit Agreement, dated May 10, 2006, by and among Embarq Corporation (borrower), the banks, financial institutions and other institutional lenders (initial lenders) and issuers of letters of credit (initial issuing banks) and Citibank, N.A., as administrative agent (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on May 11, 2006).

Exhibit	Description

4.6	Amendment No. 1, dated January 23, 2009, to Credit Agreement, dated May 10, 2006, by and among Embarq Corporation, the lenders party thereto and Citibank, N.A., as administrative agent (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on January 23, 2009).

10.1	Form of 2009 Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-32732), filed with the Securities and Exchange Commission on March 5, 2009).

10.2	Summary of Embarq Corporation 2009 Short-Term Incentive Program

15.1	Letter re Unaudited Interim Financial Information

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Dated: May 7, 2009